Form 10KSB40
period 1999-12-31
WORLDQUEST NETWORKS INC
filed 2000-03-30
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period         to
                                                ------    ------

                        Commission file number 0-27751

                           WORLDQUEST NETWORKS, INC.
                (Name of small business issuer in its charter)

        Delaware                                                75-2838415
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         16990 Dallas Parkway, Suite 220, Dallas, Texas     75248
         (Address of principal executive offices)           (Zip Code)


        Issuer's telephone number, including area code: (972) 818-0460

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES     NO  X
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

The issuer's revenues for its most recent fiscal year were: $5,649,236.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $27.00 per share, was $89,674,317 as of March 15, 2000.

At March 15, 2000, the registrant had outstanding 6,359,199 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

               Yes     No   X
                   ---     ---

                               TABLE OF CONTENTS


ITEM 1.  DESCRIPTION OF BUSINESS.........................................    1
ITEM 2.  DESCRIPTION OF PROPERTY.........................................   11
ITEM 3.  LEGAL PROCEEDINGS...............................................   11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......   12
ITEM 7.  FINANCIAL STATEMENTS............................................   23
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................   23

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL............   24
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......   24
ITEM 10. EXECUTIVE COMPENSATION..........................................   24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   24
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................   24

                           WORLDQUEST NETWORKS, INC.

                                    PART I



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

     We were incorporated in October 1996 as a Texas corporation. We reincorporated in Delaware in October 1999. Our executive offices are located at 16990 Dallas Parkway, Suite 220, Dallas, Texas 75248. Our telephone number is
(972) 818-0460 and our Web site can be found at www.wqn.com. The information on our Web site is not part of this Form 10-KSB.

     We are an international Internet telephony company. We sell virtual prepaid calling cards through our interactive and easy to use Web site and transmit long distance calls at discounted rates through our Internet and traditional networks. We also recently began to market and sell our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls and send faxes on line with two clicks of a computer mouse from anywhere in the world. We advertise, sell and deliver our products worldwide through the Internet.

     All of our calls are made from phone-to-phone over our networks. The voice quality of our Internet carried calls is virtually the same as an international telephone call carried over a traditional telephone line. We believe consumers are more familiar and comfortable using telephones to make calls, as opposed to computers which have historically been used for Internet telephony.

     We focus on the international long distance market, with particular emphasis on the calling patterns between the United States and various countries. Our virtual calling cards and the WebOrganizer may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States.

     We also buy, at a discount, virtual calling cards processed through other companies' platforms and sell them to our customers.

Forward Looking Statements

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 6 - "Management's Discussion and Analysis or Plan of Operations -- Forward Looking Statements" for a further discussion of these "forward-looking statements."

Industry Overview

     The Internet is an increasingly significant interactive global medium for communication, information and commerce. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31 million in 1998 to more than 183 million in 2003.

     Emergence of Internet Telephony. Internet telephony has emerged as a low cost alternative to traditional long distance telephony. Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are routed over the Internet. The use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. Also, routing calls over the Internet is more cost-effective than routing calls over traditional circuit-switched networks, because the packet-switching technology that enables Internet telephony is more efficient than traditional circuit-switched voice technology. Packet-based networks, unlike circuit-based networks, do not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

     Prepaid Calling Card Industry.   The market for prepaid calling cards has
grown significantly since 1993. This growth is attributed to three trends according to industry sources. First, the larger telecommunications companies have come to understand the strategic and financial benefits of prepaid calling cards. Second, consumers are becoming more aware of various advantages of prepaid cards. Third, businesses are beginning to purchase prepaids as a means of controlling telephony costs and simplifying record keeping. We believe that the affordable pricing, convenience and enhanced features of prepaid calling cards has attracted price sensitive customers, business travelers, international callers and other users of long distance service. Also, while prepaid calling cards are relatively new in the United States, they have been a widely used and accepted method of making telephone calls in Europe and Asia since the 1970s.

Our Telephone Service Products

     We sell virtual prepaid calling cards over the Internet. They are virtual because we do not issue a physical card. Rather, we electronically issue a personal identification number, or PIN, to the customer when the electronic purchase transaction is completed. Once sold, the virtual calling card can be used immediately to make international and domestic long distance calls. Historically, substantially all of the minutes purchased on our virtual calling cards have been used within 31 days of purchase. We believe this rapid use and the convenience of our Web site and our "buy it now, use it now" capability fosters repeat purchases and repeat customers.

     Our system functions as follows. A potential customer accesses our Web site follows the prompts to enter the credit card information to purchase the virtual calling card, we verify the credit card within seconds and the confidential PIN and a toll free number is displayed for the customer to record, and the virtual calling card can be used immediately to place a call. The customer information becomes part of our data base for future reference.

     Our virtual calling cards give us the flexibility of promptly changing the rates and features to respond to changing consumer demand, rather than having an inventory of physical cards with set features that cannot be changed until all are recalled or used. This also allows us to offer and test several different types of virtual calling cards with varying pricing features, thus providing a greater selection to our customers.

     Our Web site is accessible 24 hours per day, seven days a week, so we are not constrained by the hours that a retail store would be open for business. Our Web site may also be reached from the customer's home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

     U.S. Access.   Our U.S. Access virtual calling cards provide access to our network for calls from the United States to more than 241 countries and territories. When using the U.S. Access virtual calling card for a call from the United States to another country, the customer uses a touch tone telephone to dial a toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines the virtual calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform then completes the call and reduces the available credit balance on the virtual calling card at the conclusion of the call.

     World Access.   When using the World Access virtual calling card for a call from another country to the United States or from country to country outside the United States, the customer initiates the call through the Internet by accessing our Web site and going to the world access page on their WebOrganizer. On the world access page, a virtual card is displayed and the customer enters the telephone number where he or she is, the telephone number he or she wants to call and his or her PIN and then "clicks" on the call button. This information is transmitted over the Internet to our platform. The platform determines the virtual calling card is valid and has a sufficient balance and then routes a call to the customer at the number where he or she is. When the customer answers, the platform completes the call by connecting to the number the customer wanted to call. From their WebOrganizer, these features allow customers to make calls from anywhere in the world at our international United States long distance rates using the virtual calling card and Internet access to our Web site and platform.

     In certain countries where we have an Internet gateway, we can e-mail to customers a local telephone number to dial. This number connects to our platform the same as if the toll free number in the United States had been dialed and the process is the same from that point. This feature allows a customer to place a call from that country to the United States or another country with a touch tone telephone and without the need for Internet access to our Web site and platform. These calls are also at our international United States long distance rates.

     WebOrganizer/TM/. A new service we have developed and made available on our Web site in the fourth quarter of 1999 is our WebOrganizer/TM/. The WebOrganizer is an intelligent electronic address book and calendar with names, telephone numbers and scheduled events which is maintained by us on our secure Web site. This service is a membership club and is interactive so the customer can add and delete names, numbers and events. The WebOrganizer enables an approved customer to make an international long distance call or PC generated facsimile transmission from any country to any other country at our international United States long distance rates, or domestic calls or PC facsimile transmissions within the United States, by simply accessing our Web site and following the prompts to the page for the WebOrganizer for such customer, selecting the number where the customer is located and then "clicking" the name and number of the person to be called or to whom the facsimile transmission is to be sent. As of March 1, 2000, we had strategic alliance agreements with one Internet service provider ("ISP") and two Internet portals, Mosaic Communications, a Philippine ISP (www.mozcom.com), and India World (www.samachar.com) and Probity Research & Services Pvt Ltd (www.indiainfoline.com), both Indian portals. These agreements call for these ISPs or portals to promote our WebOrganizer to their customers and for us to provide the long distance service and the software. We pay a commission to the ISP or portals for the business they generate.

     Resale of Virtual Calling Cards.   We also buy virtual calling cards
processed through other companies' platforms. We buy them at a discount and sell them to our customers on our Web site as our virtual calling cards. We sell these virtual calling cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable. We estimate that approximately 70.5% of our revenues for the fiscal year ended December 31, 1999 were generated from these virtual calling cards processed through other companies' platforms. As we increase our infrastructure and negotiate better rates with international carriers, it is expected that the resale of these virtual calling cards will become a less significant part of our total business.


Our International Networks

     Our Enhanced Services Platform.   Our enhanced services platform is a
specialized telephone switch. It is connected to our Web site and data base and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account and PIN information when a virtual calling card is purchased and immediately activates the virtual calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from virtual calling card holders over the toll free number and over the Internet and confirms the validity of the virtual calling card and remaining balance. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate or the Internet if we have a gateway in the call destination country. We believe our platform can currently support approximately 288 simultaneous calls and over 4 million minutes of traffic per month. Our platform is expandable to carry more traffic by adding additional telephone trunks and line cards. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones. Many of our calls are routed during night time in Dallas.

     We plan to develop and offer new products and services which may require modifications and enhancements to our platform. For any modification or enhancement, we will either contract with the manufacturer to develop new software or we may develop the software, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software cannot be developed cost effectively, or there will be significant delays, we may elect to abandon a potential product or service in favor of one that can be timely developed on a cost effective basis. There can be no assurance that we can successfully develop the software to enable us to offer new products or services.

     Our Internet Gateway Network.   As of March 1, 2000, we had international
gateways operational in Mexico, Indonesia, Sri Lanka and India. As of such date, we also had domestic gateways operational at our offices in Dallas and at 60 Hudson Street in New York City. We intend to place Internet gateways in various other countries. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. Our contracts with the local person or entity are generally for a one year term and are renewable unless either party declines to renew. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway. We have also entered into an agreement with another Internet telephony company that will enable us to use their existing Internet gateway network in certain countries until we can place our own gateways in those countries. This agreement allows us additional Internet gateway terminations in 28 countries and traditional leased line terminations in 205 countries.

     Our gateways allow for voice quality transmission through the Internet. The historical poor sound quality of Internet voice transmission is due to the Internet not being created for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology, in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting, and delays in transmission and reception. The software in our gateways connect the packet switched data transmitted over the Internet to circuit switched public telephone networks in such a manner that virtually eliminates the delay in transmission normally involved in Internet voice transmission and the resulting pause and echo effect. We also select Internet service providers with Internet connections that permit us to limit the delay between their Internet connections and ours to less than 200 to 400 milliseconds. This also improves the voice quality of our transmissions over the Internet.

     Our Internet gateways enable us to route voice quality calls through our enhanced server platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. They are not based on international or local long distance rates.

     Our Leased Lines Network.   We also lease international telephone lines to
transmit calls. Our lease agreements obligate the carriers to terminate calls routed by us to them at different rates for different countries and territories. With these agreements, we have access to more than 241 countries and territories. Leased capacity is typically obtained on a per-minute basis or point-to-point fiscal cost basis. Our agreements are typically one year agreements with 30-day cancellation rights by either party. Rates are adjusted approximately every 30 days, are based on volume and our rates generally decline as volume increases. We are dependent on these carriers to terminate our calls, and the loss of one or more of them as a source for terminating calls could have a material adverse affect on us. However, we believe there are numerous international long distance carriers that transport calls to the countries we desire to target and we believe we could replace any of the carriers we lost. If the rates of any replacement carrier are higher, or our existing carriers raise their rates, our profit margins would decrease. We also sell to other long distance carriers any excess line capacity we have. Excess line capacity is the remaining capacity on our telephone lines not used by us to terminate our own calls during any given month.

     Our Third Party Contracts.   Our success depends, in part, on our ability
to continue to lease long distance telephone capacity from third parties at economic rates to serve the foreign countries we target. It also depends, in part, on our ability to maintain our contractual relationships with local terminating parties in those countries where we have Internet gateways. If we lose our leases or contracts or if these parties are unable to provide these services, we believe we could replace them. However, it would cause a disruption of our business until they are replaced. Also, any replacement leases or contracts may not be at rates or on terms as favorable to us.


Credit Card Processing Arrangements


     All sales of our virtual calling cards are made over the Internet through credit card purchases. We use credit card processing companies to verify credit cards. These companies are connected to our platform and data base and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee. Until May 1999, our former credit card processing company restricted the amount of credit card purchases that could be made from us per month. That company also would not allow purchases with non United States issued credit cards. These restrictions prevented us from increasing our sales as rapidly as desired. In May 1999, we began processing with a new processing company which sets no limit on our monthly credit card sales and agreed to accept purchases with non United States issued credit cards. These changes will allow us to aggressively seek to increase our sales, and will open our market for non United States purchased virtual calling cards. We plan to use a portion of the proceeds of our recently completed initial public offering to further increase our allowed base for credit card sales by increasing the deposits we maintain with our processing companies. We believe these developments may have a positive effect on sales in the near-term.


Sales and Marketing

     We have developed a marketing strategy based on increasing customer traffic to our Web site and strengthening our brand name.

     Internet Advertising.   We have taken a selective approach in our
advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our Web site. We identify a country and customer group to whom we desire to market our virtual calling cards.

     We place advertisements on various Web sites frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web site.

     We also advertise on Internet portals, and at March 1, 1999 had strategic alliances with three Internet portals. An Internet portal is a super Web site with search engines and multiple services available to site visitors. We believe that placing banner advertising on these and other portals may significantly increase our targeted exposure to prospective customers and increase our name identity.

     Customer Electronic Mail Broadcasts.   We actively market to our base of
customers through e-mail broadcasts. All new virtual calling card purchasers are automatically added to our electronic mailing list, which consists of over 80,000 prior purchasers as of March 1, 2000 and Internet customers of our local Internet service providers in other countries. We currently average sending more than 40,000 e-mail messages each month announcing new rates, new countries, new products and new features.

     Electronic Mail to Select Mailing Lists.   We also plan to deliver e-mail
broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

     Other Methods.   We will continually review other potential cost-effective
methods of advertising and marketing our products and services through the Internet. Such methods may include the use of an affiliate program, chat rooms, video e-mail and other methods.

     WebOrganizer/TM/. During the fourth quarter of 1999, we released WebOrganizer/TM/. WebOrganizer/TM/ is an intelligent address book and calendar that enables customers to make domestic and international phone calls and some faxes online with two clicks of a computer mouse from anywhere in the world.

Customer Support and Service

     We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support and service personnel are available from 9:00 a.m. to 5:00 p.m. Central Time, five days a week to provide assistance via e-mail or telephone. They are responsible for handling all customer inquiries.

     We provide pre- and post-sales support via both e-mail and telephone service during business hours. If a customer has encountered a problem in ordering or using our products, our customer service department will take the call, or the e-mail, and respond immediately. If the virtual calling card is from our own inventory and operates on our enhanced services platform, problems can be resolved immediately and usually within one business day. For virtual calling cards that we sell as a reseller, directing traffic through someone else's switch, we are able to respond to the customer immediately but resolution of the matter may take two or more business days.

     Our Web site has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Web site provides 24 hour a day, seven day a week availability. Our Web site operations staff consists of systems administrators who manage, monitor and operate our Web site. The continued uninterrupted operation of our Web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Web site. We provide our own connection to the Internet through MCI Worldcom/UUNET's backbone and through SAVVIS's backbone. We believe that these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our services grow.


Technology

     We use a combination of our own proprietary software applications and commercially available licensed technology to conduct our Internet and telephone routing operations.

     Proprietary Technology.   We have developed proprietary customer software
which permits a customer to purchase a virtual calling card on our Web site using a credit card and to have the virtual calling card delivered while on our Web site. We have also developed proprietary customer software to allow our world access virtual calling cards and phone collect PINs to initiate calls through regular telephone lines using our Web site and enhanced services platform, and we have developed various proprietary credit and fraud management applications which aid us in checking credit and limiting fraudulent transactions.

     Our engineering staff consists of software development engineers and consultants. We historically have developed and expect to continue to develop proprietary software internally. Our engineering strategy focuses on the development of our Web site, which includes the enhancement of features and functionality of our existing software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

     Commercially Available Licensed Technology.   Our strategy has also been to
license commercially available technology whenever possible rather than seek a custom-made or internally-developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

  - High speed links to the Internet through MCI Worldcom/UUNET's and SAVVIS's backbones;

  - Dell 2300 and 4300 Servers for Web and data base application running Windows NT and Oracle;

  - Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

  - Oracle 8i and Microsoft SQL Server 7.0 are the relational database providers. All customer names and addresses, PINs, number of purchases and call records are stored within these data bases.

  We depend on Internet service providers to provide Internet access to us and our customers. As of March 1, 2000, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our virtual calling cards through our Web site, and Web initiated calls could not be made by our customers, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

  Our customers also rely on Internet service providers for access to the Internet. If our customers cannot access the Internet, they cannot access our Web site to purchase virtual calling cards or make Web initiated calls.

Government Regulation

  Regulation of the Internet.   The United States Congress and the Federal
courts have taken actions that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. For example, Congress has recently adopted legislation that regulates certain aspects of the Internet. This includes restrictions on some forms of content. These regulations have had mixed success in the Federal courts. The Supreme Court has struck down some restrictions on indecent content, but has upheld other restrictions on harassing Internet messages. Conversely, Congress last year passed legislation that imposes a moratorium on the imposition of new taxes on internet transactions for three years. At the same time, numerous new bills have been proposed that would further regulate various aspects of Internet commerce, and ensure the continued deregulation of others. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated by the United States government.

  The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. As with the United States Congress, the European Union, and the governments of individual foreign countries, are actively considering proposed legislation that could result in new regulations on the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, these laws do not contemplate or address the unique issues of the Internet and related technologies.

  Potential Regulation of Internet Telephony.   To our knowledge, there are
currently no domestic and few international laws or regulations that prohibit the transmission of voice communications over the Internet. If Congress, the FCC, state regulatory agencies or governments of other countries impose substantial regulations relating to Internet telephony, the growth of our business could be adversely affected. In the United States, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation telecommunication services provided over the Internet. State public utility commissions may also attempt to regulate the provision of intrastate Internet telephony services. In late 1998 and early 1999, however, the FCC issued two decisions that suggest that all transmissions over the Internet may be jurisdictionally interstate, and these decisions may restrict the ability of state public utility commissions to regulate Internet telephony. Internationally, a number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony.

  On April 10, 1998, the FCC issued a Report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the Report, the FCC indicated that it would examine the question of whether any forms of "phone-to-phone" Internet Protocol telephony are information services, which are unregulated, or telecommunications services, which are fully regulated. The Report noted that the FCC did not have, as of the date of the Report, an adequate record on which to make any definitive pronouncements. The FCC did, however, note that the record before it suggested that some forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet Protocol telecommunications services.

  While the FCC found that it needed a more complete record to establish new rules, it tentatively concluded that providers of phone-to-phone Internet telephony services should be treated like other providers of telephone service. This means that they should be required to make payments into Federal universal service subsidy programs. To date, the FCC has taken no further action, and has not imposed this obligation on Internet telephony providers. It may do so at some time in the future, however, and such a decision could have a material adverse effect on our business, increasing our costs, and the price at which we can offer our Internet telephony services.

  Regulation of Leased Lines and Carriers.   When we lease long distance
telephone capacity from third-party carriers, we rely on them to comply with local laws and regulations. We have no control over the manner in which these companies operate in these countries. Foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with local laws or regulations, or limit their ability to carry our calls.

  State Laws.   Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business. In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in Delaware and Texas only, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

  Sales Taxes.   We do not currently collect sales or other similar taxes for virtual calling cards or other services sold through our Web site, other than for virtual calling cards sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of online commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of virtual calling cards or services on our system could have a material adverse effect on our operations.

  Legislation imposing a moratorium on the ability of states to impose taxes on Internet-based transactions was passed by the United States Congress in 1998. The tax moratorium will be in effect only for three years. The same legislation that imposed the moratorium also established an Advisory Commission to consider methods by which states could impose sales taxes on Internet transactions. If the moratorium expires at the end of its three-year term, there can be no assurance that the moratorium will be renewed at the end of such period. Failure to renew the moratorium could allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could have a material adverse effect on our business, financial condition and operating results.

Competition

  With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom, Cable & Wireless and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including Destia Communications, Inc., RSL Communications, IDT Corp., Pacific Gateway Exchange, Inc., FaciliCom International, LLC and PRIMUS Telecommunications Group, Incorporated. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

  An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. As a result, we may not be able to compete effectively with our competitors in this market, or to increase our customer base. Various major long distance providers, including AT&T, Bell Atlantic Corporation and Deutsche Telekom AG, as well as other major companies, including Motorola, Inc., Intel Corporation and Netscape Communications Corporation, have all entered or plan to enter the Internet telephony market, in some cases by investing in companies engaged in the development of Internet telephony products. Our competitors also include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers. Net2Phone, Delta Three, ITXC Corp., iBasis, Inc. and OzEmail Limited, which was recently acquired by MCI WorldCom, provide a range of Internet telephony services to consumers and businesses that are similar to the ones we offer. Several companies, including industry leaders, including AT&T, Sprint and Qwest Communications, have announced their intention to offer these services on a wider basis in both the United States and internationally.

  In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. Current Internet telephony products include VocalTec Communications, Ltd.'s Internet Phone, QuarterDeck Corporation's WebPhone and Microsoft's NetMeeting. Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Nuera Communications and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

  We believe that the principal competitive factors affecting our market in no particular order are:

  -  price and rates;

  -  quality of transmission;

  -  product accessability and ease of use;

  -  customer service;

  -  brand recognition;

  -  Web site convenience and accessibility;

  -  targeted marketing directly to probable users of the services;

  -  quality of search tools; and

  -  system reliability.

  Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. We cannot assure you that we will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions that could have a material adverse effect on our business, financial condition and operating results.

  New technologies and the expansion of existing technologies may increase competitive pressures by enabling our competitors to offer lower-cost services. Certain Web-based applications that direct Internet traffic to other Web sites may channel users to services that compete with us. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. The occurrence of any of these events could have a material adverse effect on our business, financial condition and operating results.


Intellectual Property and Other Proprietary Rights

  Our success depends in part upon our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We protect our proprietary software through United States copyright laws, and the source code for our proprietary software is protected under trade secret laws. In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office, and currently scheduled for submission and determination of a ruling in September 2000. If we do not prevail, we will not be able to obtain a registered trademark for "WorldQuest Networks" and we could be required to stop using the name or pay a fee to Qwest for permission to use it. Any trademark may be challenged for a period of six years after its registration date. Thus, we could also face a cancellation proceeding with the Patent and Trademark Office relating to our trademark for "WorldQuest." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online, and thus, the steps that we take may be inadequate to protect our rights. We cannot assure you that we will be issued any of these trademarks and may find that such marks are unavailable.

  We currently hold various Internet domain names relating to our operations, including "wqn.com," "creditcardphone.com," "click2call.net," "phone-2-phone.com," "click-n-dial.com," and "phonecollect.com." Governmental agencies and their designees are responsible for regulating the acquisition and maintenance of domain names. For example, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com," ".net" and ".org" generic top-level domains in the United States. The regulation of domain names in the United States and other countries may change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

  We have entered into confidentiality and assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business. We do this in order to limit access to and disclosure of our proprietary information. These agreements are designed to make it clear that we own any technology developed by our employees and contractors during their engagement by us and to protect us against unauthorized disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient. To date, we have not actively policed unauthorized use of our technology. This is because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

  In the future, we may license certain of our proprietary rights to third parties. While we will attempt to ensure that the quality of the WorldQuest Networks' brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, and have a material adverse effect on our business, financial condition and operating results. We also rely on certain technologies that we license from third parties. These may include suppliers of key database technology, enhanced services platforms, gateway server platforms, operating systems and specific hardware components for our service. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, financial condition and operating results.

  On July 9, 1999, we filed a patent application with the United States Patent and Trademark office for the architecture of certain of our software applications. These applications allow customers to Web initiate calls using our world access virtual calling cards and to Web initiate collect calls using our phone collect product.

Research and Development

  During the last two fiscal years, we have spent approximately $160,000 and $187,000, respectively, for research and development relating to our software and technology.

Environmental Matters

  Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

Employees

  As of December 31, 1999, we had 12 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

  Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, none of whom are bound by an employee agreement requiring service for any defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends in part upon our continued ability to attract, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key personnel in the future.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

  Our executive offices are presently located in Dallas, Texas, where we lease approximately 4,000 square feet under a lease at a monthly rental of approximately $6,500. The lease expires January 31, 2002. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  We occasionally become involved in litigation arising out of the normal course of business. There are no material pending legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

  WorldQuest's Common Stock has been traded on the Nasdaq National Market under the symbol "WQNI" since February 4, 2000, the effective date of our registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock.

  As of March 1, 2000, there were approximately 20 stockholders of record of our Common Stock and approximately 1,900 additional beneficial owners of our Common Stock.

Dividend Policy

  We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Use of Proceeds of Initial Public Offering

  As noted above, the effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share to an underwriting syndicate led by Kaufman Bros., L.P., John G. Kinnard and Company Incorporated and WestPark Capital, Inc. The offering commenced on February 4, 2000 and the sale of 2,750,000 shares was closed on February 9, 2000 and the sale of an additional 412,500 shares, representing the over-allotment option, was closed on February 22, 2000. The initial public offering resulted in gross proceeds of $41.1 million, $3.1 million of which was applied toward the underwriting discount. Expenses relating to the offering, including a non-accountable expense reimbursement to the underwriters, totaled approximately $1.6 million. Net proceeds to WorldQuest were $36.4 million. From the time of receipt through February 29, 2000, the net proceeds were applied toward:

  -    repayment of indebtedness, $2,819,523;

  -    equipment purchases including additional back-up systems, $97,281; and

  - general corporate purposes, including payment of outstanding payables, development of strategic relationships and research and development of new products, $605,346.

  The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

  Of the $2,819,523 paid for repayment of indebtedness, $867,647 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board and Chief Executive Officer.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

  Except for historical information, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed below under "Risk Factors That May Effect Results of Operations and Financial Condition."

Overview

  General.   We are an international Internet telephony company. We sell virtual prepaid calling cards through our interactive and easy to use Web site and transmit long distance calls at discounted rates through our Internet and traditional networks. We advertise, sell and deliver our virtual calling cards worldwide exclusively through the Internet.

  We were incorporated in October 1996 and began offering services for sale in December of that year. We were formed when the principal shareholder of Eagle Venture decided to pursue Internet telephony opportunities. In conjunction with our formation, Eagle Venture contributed cash and other assets valued at approximately $185,000 (the estimated fair value) in exchange for 100% of our then outstanding common stock. During 1997, Eagle Venture contributed an additional $316,000 to further capitalize us, but received no additional shares of common stock.

  We started our company to develop an international fax business. In May 1998, we changed our business model to focus on providing Internet based telephone services. We began selling prepaid virtual calling cards on our Web site in May 1998. We began routing calls over our enhanced services platform in August 1998.

  Revenues.   We receive revenue from two sources, the sale of virtual calling cards and the sale of excess line capacity to other long distance carriers. Our virtual calling cards are sold to our customers worldwide over the Internet through our Web site primarily through credit card purchases. Our wholesale traffic and other revenues are derived from the sale of excess line capacity to other long distance carriers pursuant to short-term contracts and the transmission of facsimile traffic. Excess line capacity is the remaining capacity on our telephone lines not used by us to terminate our calls during any given month. Revenues from the sale of prepaid virtual calling cards is deferred and recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed.

  All sales of our virtual calling cards are made over the Internet primarily through credit card purchases. We use credit card processing companies to verify credit cards. Until May 1999, our former credit card processing company restricted the amount of credit card purchases that could be made from us per month. That company also would not allow purchases with non United States issued credit cards. These restrictions prevented us from increasing our sales as rapidly as desired. In May 1999, we began processing with another credit card processing company which sets no limit on our monthly credit card sales and agreed to accept purchases with non United States issued credit cards. We believe these developments may have a positive effect on sales in the near term.

  Accounts receivable consists of amounts owed by credit card processing companies relating to prepaid virtual calling card sales, and amounts owed by telephone companies for processed call traffic. At December 31, 1999, no telephone company accounted for more than 10% of total accounts receivable, but a telephone company accounted for 59% of total accounts receivable at December 31, 1998. At December 31, 1999, a credit card processing company accounted for 64% of total accounts receivable. This company had no accounts receivable at December 31, 1998, but another credit card processing company accounted for 26% of total accounts receivable at December 31, 1998. No individual customer accounted for more than 10% of total sales either for 1999 or for 1998. Customers purchase our virtual prepaid calling cards primarily using major credit cards which are reimbursed by credit card processing companies. Accordingly, we do not routinely perform on-going credit evaluations of our customers, but do perform evaluations of our credit card processors. Additionally, we do not require collateral.

  Expenses.   Due to our changing business model from fax services to Internet telephony services, we have substantially expanded our infrastructure and increased our capital expenditures and capital lease obligations relating to property and equipment. During 1999, our capital expenditures and payments on capital leases totaled $395,000. These capital expenditures and payments were $202,000 during 1998. As we continue to grow, we expect to expand our infrastructure by increasing our capital expenditures and leases. We expect these expenditures will represent a smaller percentage of sales as our sales volume grows.

  Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

  Since inception, we have incurred significant losses and, as of December 31, 1999, had an accumulated deficit of $(5.8) million. We expect operating losses and negative cash flow to continue through at least the second quarter of 2000. We expect to incur additional costs and expenses related to:

  - marketing and advertising related to traffic generation and brand development;

  -    purchases of equipment for our operations and network infrastructure;

  -    the expansion of our telecommunications network into other countries;

  - the continued development of our Web site transaction processing and network infrastructure;

  -    development and improvement of additional products and services;

  -    the hiring of additional personnel; and

  - the payment of commissions to various Internet portals and Internet service providers for marketing our address book/calendar product to their customers.

  We have a limited operating history on which to base an evaluation of our business and prospects. In addition, due to the change in our model from fax services to Internet telephony services in May 1998, 1998 operations only include a period of eight months of revenues from Internet telephony services. You must also consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and systems that we use to process customers' orders and payments, improve our Web site, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure stockholders that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Results of Operations

  The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:



                                                            Year ended
                                                           December 31,
                                                           ------------

                                                          1998       1999
                                                          ----       ----

Retail prepaid calling card revenue....................    79.6%      92.5%
Wholesale traffic and other(1).........................    20.4        7.5
                                                         ------     ------
Total revenue..........................................   100.0      100.0
Cost of sales..........................................   108.9       84.6
                                                         ------     ------
Gross margin (deficit).................................    (8.9)      15.4
Selling, general and administrative....................    70.1       40.9
Research and development...............................    10.1        2.8
                                                         ------     ------
Operating loss.........................................   (89.1)     (28.3)
Interest expense.......................................    (8.8)      (7.7)
Other income...........................................     2.7        ---
                                                         ------     ------
Net loss...............................................   (95.2)%    (36.0)%
                                                         ======     ======

-------------------

  (1) Wholesale traffic represents the sale of excess line capacity and other revenue represents facsimile transmission revenues in 1998.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

  Revenue increased to $5.6 million for the year ended December 31, 1999 from $1.8 million for 1998 as a result of the change in our business model, significant growth of our customer base and an increase in repeat purchases from our existing customers. Of the $5.6 million revenue for the year ended December 31, 1999, $5.2 million represents prepaid virtual calling card revenue and the remainder represents wholesale traffic of $391,000 and other revenue of $35,000, all of which other revenue was derived from a subsidiary which ceased operations in June 1999.


Cost of Sales

  Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $4.8 million for the year ended December 31, 1999 from $2.0 million for 1998. This $2.8 million increase was primarily attributable to our increased sales volume. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Operating Expenses

  Selling, General and Administrative.   Selling, general and administrative
expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $2.3 million for 1999 from $1.3 million for 1998, but decreased significantly as a percentage of revenue. Selling, general and administrative expenses for 1999 included a write off of $300,000 of deferred costs associated with a previous public offering registration statement which was withdrawn. Selling, general and administrative expenses are expected to continue to decrease as a percentage of revenue in future periods because our sales of calling cards are based on e-commerce which allows increases in calling card purchases without having to incrementally add overhead. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

  Research and Development Costs.   Research and development costs consist
primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs decreased to $160,000 for the year ended December 31, 1999 from $187,000 for 1998. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.


 Interest Expense

  Interest expense consists of interest charges attributable to capital leases for equipment, borrowings under a credit facility with our principal stockholder and to unsecured subordinated convertible promissory notes issued in a private offering in December 1999. The increase to $438,000 for the year ended December 31, 1999 from $162,000 for 1998 is attributable to increased borrowings under the credit facility, new promissory notes and new equipment leases entered into after the end of the 1998 period.


 Other Income

  Other income consists of license fees received from our previous fax services business model. Other income was zero for the year ended December 31, 1999 as compared to $50,000 for 1998.

 Net Loss

  We incurred a net loss of $(2.0) million for the year ended December 31, 1999 as compared to $(1.8) million for 1998. Net loss for 1999 was affected by the write off of $140,000 of goodwill during the first quarter of 1999 in connection with the termination of our Costa Rican operations in June 1999.

 Income Taxes

  As of December 31, 1999, we had approximately $4.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


Recent Developments

  Our initial public offering of Common Stock closed in February 2000. We sold 3,162,500 shares of Common Stock at a price of $13.00 per share. After underwriting discounts and expenses of the offering, the net proceeds to us were $36.4 million.

  On December 10, 1999, we entered into a consulting agreement pursuant to which we agreed to grant options to a consultant exercisable at an exercise price of $6.00 per share for up to 250,000 share of Common Stock upon execution of Internet portal agreements between us and select Internet portals introduced to us by the consultant. Effective March 16, 2000 we granted to the consultant options to acquire 50,000 shares of Common Stock upon our execution of an Internet portal agreement. The fair value of these options of $1.3 million will be recognized as additional non-cash expense all or a portion of which will be taken as an expense in the first quarter of 2000.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through a $2.5 million credit facility with our principal stockholder, private sales of equity and debt and cash generated from operations. As of December 31, 1999, we had approximately $1.2 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital leases for equipment, obligations under leases and contracts for long distance transmissions, obligations under our private placement of unsecured subordinated convertible promissory notes and our credit facility with our principal stockholder.

  Outstanding amounts owed to our principal stockholder as of December 31, 1999 and 1998 were $2.0 million and $1.7 million, respectively. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share. We also continue to have a line of credit with our principal stockholder. The amount we are able to borrow under this line of credit was increased to $1.4 million by an amendment to our credit facility in August 1999, $468,000 of which was drawn and outstanding as of the date of the amendment.

  In December 1999, we raised $1.9 million through the private placement of units consisting of promissory notes with a face value of $1.9 million and common stock purchase warrants. The notes bear interest at 8% per annum and mature and became immediately due and payable upon closing of our initial public offering. The fair value of the stock purchase warrants of $1.5 million is being recognized as additional interest expense over the term of the promissory notes. These notes were fully repaid during February and March 2000 from the proceeds of our initial public offering. The remaining unamortized amount of the fair value of the stock purchase warrants of approximately $1.4 million will be recognized as additional interest expense in the first quarter of 2000.

  Net cash used in operating activities was $1.1 million for the year ended December 31, 1999 and $661,000 in 1998. Net cash used in operating activities for 1999 and 1998 primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest.

  Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $223,000 for the year ended December 31, 1999 and $148,000 in 1998. During 2000, we expect to spend approximately $1.3 million in capital expenditures, of which $800,000 will be for gateway servers, $100,000 for data base servers, $200,000 for software and $200,000 in miscellaneous other equipment.

  Net cash provided by financing activities was $2.5 million for the year ended December 31, 1999 and $841,000 for 1998. Net cash provided by financing activities for 1999 and 1998 was affected by higher levels of borrowings under our credit facility with our principal stockholder and proceeds from the private placement of common stock and the issuance of unsecured subordinated convertible promissory notes.

  We currently anticipate that the net proceeds of our initial public offering, together with our other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 18 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which provides guidance on revenue recognition and certain lease arrangements. This statement is effective for fiscal years 2000 and is not anticipated to have a material effect on our results of operations, financial position or cash flows.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. We will be required to adopt this standard at the beginning of fiscal 2001. We have not yet assessed the impact this standard will have on our results of operation, financial position or cash flows.


Year 2000

  We made the transition through the change to the year 2000 without service interruption to our customers and with no apparent effects from the year 2000 change. We will continue to monitor our systems and those of our vendors and suppliers to attempt to identify latent problems and to correct them before they interrupt service to our customers. Based upon our analysis to date, we do not believe it is necessary to develop and write a formal contingency plan to address situations that may result if our vendors or we are unable to maintain year 2000 compliance because we currently do not believe that such a plan is necessary. However, any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could have material adverse consequences for us. Such consequences could include difficulties in operating our Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business. During 1999, we expended approximately $10,000 testing, evaluating and correcting our systems for year 2000 compliance. We do not expect to make material expenditures in 2000 in this regard.

Risk Factors That May Effect Results of Operations and Financial Condition

  You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

  We have a limited operating history with which to judge our performance.

  We were incorporated in October 1996. We began selling prepaid virtual calling cards on our Web site in May 1998. We began routing calls over our enhanced services platform in August 1998. Accordingly, we have a limited operating history. We may also encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot assure stockholders that our business strategy will be successful or that we will successfully address these risks. Our failure to do so could materially adversely affect our business, financial condition and operating results.


  We have a history of losses and we anticipate future losses and negative cash flow.

  Since inception, we have incurred operating losses, and as of December 31, 1999, we had an accumulated deficit of $(5.8) million. We incurred net losses of $(2.0) million and $(1.8) million for the fiscal years ended December 31, 1999 and 1998, respectively.

  We expect operating losses and negative cash flow to continue through at least the second quarter of 2000. However, there can be no assurance that we will be profitable beginning in the third quarter of 2000, because we expect to incur additional costs and expenses related to:

  - marketing and advertising related to traffic generation and brand development;

  -  purchases of equipment for our operations and network infrastructure;

  -  the expansion of our telecommunications network into other countries;

  - the continued development of our Web site transaction processing and network infrastructure;

  -  development and improvement of additional products and services; and

  -  the hiring of additional personnel.

  Our future profitability depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot assure stockholders that we will be able to sustain it or improve upon it on a quarterly or annual basis for future periods.

  Our quarterly operating results are subject to significant fluctuations and our future operating results are unpredictable.

  Our operating results are unpredictable and have fluctuated significantly on a quarterly basis. We expect to continue to experience significant fluctuations in our quarterly results of operations due to a variety of factors, many of which are outside of our control. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Because of our limited operating history, we cannot accurately forecast our net sales. We rely upon limited historical financial data to predict our future operating results. Sales and operating results are difficult to forecast because they generally depend on the volume of traffic on our network and the volume and timing of sales of our virtual calling cards. Because of these factors, we may be unable to adjust our spending in a timely manner to adjust for any unexpected revenue shortfall.

  Our operations will be negatively affected if our enhanced services platform fails to operate properly.

  All our calls are routed through our enhanced services platform. Our success is dependent on our platform working properly. If our platform fails for any reason, we could not route calls until the failure is corrected. From time to time, we have experienced short term failures or malfunctions in our platform. We cannot assure stockholders that future failures will not occur.

  If we do not increase the number of Web sites and portals upon which we advertise our anticipated expansion could be adversely affected.

  We market our virtual calling cards and services on third-party Web sites and portals using banner ads. The banner ads connect directly to our Web site when "clicked" by the customer. If we cannot continue to cost effectively market our virtual calling cards and services, our ability to expand our customer base would be adversely affected.

  The telecommunications and Internet telephony markets are highly competitive and our failure to compete effectively could adversely affect us.

  With respect to prepaid calling cards, we compete with the largest telecommunications providers in the United States, as well as smaller, emerging carriers. We may also compete with large operators in other countries. An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. These competitors include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers, and that permit voice communications over the Internet. Many of our competitors are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. Competition from existing or new competitors could reduce our revenues from the sale of our virtual prepaid calling cards and other services. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations. Our ability to compete also depends on our ability to anticipate and adapt to rapid technological and other changes occurring in the telecommunications industry.

  We may be vulnerable to technical malfunctions which could adversely affect our operations.

  We depend upon our software systems, communications hardware and enhanced services platform to conduct our virtual calling card sales and telephone routing, manage our network, track virtual calling card balances and perform other vital functions. Our systems, communications hardware and platform are vulnerable to damage or interruption from:

  -  natural disasters;

  -  power loss;

  -  telecommunication failures;

  -  loss of Internet access;

  -  physical and electronic break-ins;

  -  hardware defects;

  -  computer viruses; and

  -  intentional acts of vandalism and similar events.

  If we experience substantial technical difficulties with our hardware or software, we may not succeed in routing traffic effectively, or in tracking virtual calling card balances accurately, which could adversely affect our operations. We have experienced periodic system interruptions, which we believe will continue to occur from time-to-time. Since our operations depend on our ability to successfully expand our network and to integrate new technologies and equipment into our network, there is an increased risk of system failure as well as a natural strain on the system.

  Our systems may not accommodate significant growth in the number of users which could have a negative effect on our operations.

  Our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations and financial condition would be materially adversely affected.

  If the Internet telephony and prepaid calling card markets do not gain market acceptance by potential customers our business will be adversely affected.

  We cannot be certain that Internet telephone service will gain market acceptance or prove to be a viable alternative to traditional telephone service. If the Internet telephony market fails to develop or develops more slowly than we expect, then our future revenues would be adversely affected.

  The market for prepaid calling cards is an emerging business with a large number of market entrants. Therefore, it is difficult to accurately determine what the demand will be for our products and services in this area. Substantial markets may not continue to develop for prepaid calling cards, and we may not be able to sustain or increase our sales of these products and services.

  If the e-commerce market does not continue to develop and gain market acceptance our revenues may be negatively affected.

  We anticipate that e-commerce will continue to account for substantially all of our future revenues. Our business will suffer if e-commerce does not grow or grows more slowly than expected. A number of factors could prevent acceptance of e-commerce, including:

  - e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

  - increased government regulation or taxation may limit the growth of e-commerce; and

  - adverse publicity and consumer concern about the security of e-commerce transactions may discourage its acceptance and growth.

  These factors could impair our ability to generate revenues from our online sales of virtual calling cards, online transmission of telephone calls and other e-commerce activities.

  If the Internet and Internet infrastructure do not continue to develop as anticipated our operations will be negatively affected.

  For the Internet to be commercially viable in the long-term, the size of the network infrastructure, enabling technologies, necessary performance improvements and user security will need to be continually addressed. To the extent that the Internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements, we cannot assure stockholders that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and affect the level of traffic, the processing of orders and the transmission of calls on our Web site.

  We cannot assure stockholders that the infrastructure or complementary products or services necessary to make the Internet a viable commercial marketplace for the long term will be developed. Even if these products and services are developed, we cannot assure stockholders that the Internet will become a viable commercial marketplace for our virtual calling cards and services. If not, our business, financial condition and operating results will be materially adversely affected. Also, we may be required to incur substantial expenditures in order to adapt our products and services to changing Internet technologies, which could have a material adverse effect on our business, financial condition and operating results.

  The failure to manage our growth in operations and hire additional qualified employees could have a material adverse effect on us.

  The expected growth of our operations place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

  -  transaction processing methods;

  -  operations and financial systems;

  -  procedures and controls; and

  -  training and management of our employees.

  Competition for personnel is intense, and we cannot assure stockholders that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary personnel or to effectively manage our employee and operations growth could have a material adverse effect on our business, financial condition and operating results.

  Our potential customers may have concerns about Internet commerce security which could inhibit our growth and we may incur losses resulting from credit card fraud.

  Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether events or developments will compromise or breach the technology that protects our customer transaction data. If our security measures do not prevent security breaches, this could have a material adverse effect on our business, financial condition and operating results.

  To date, we have suffered minimal losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where the merchant does not obtain a cardholder's signature. We do not obtain the signature of the cardholder when we process orders. Although we have implemented mechanisms to try to detect credit card fraud, we cannot assure you that our efforts will be successful. Our inability to adequately detect credit card fraud could materially adversely affect our business, financial condition and operating results.

  To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We do not presently carry insurance policies to reimburse us for losses caused by security breaches. We cannot assure stockholders that our security measures will prevent security breaches. Our failure to prevent security breaches could have a material adverse effect on our business, financial condition and operating results.

  The market price for our common stock may be volatile, which could cause stockholders to lose substantial portions of their investment.

  The market prices of the securities of Internet-related and online commerce companies have been especially volatile. The trading prices of many Internet companies' stocks are at or near historical highs and reflect valuations substantially above historical levels. We cannot assure stockholders that these trading prices and valuations will be sustained. Broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance.

  Our business may be adversely affected if we are not able to protect our intellectual property and other proprietary rights from infringement.

  Our success depends in part upon our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. We have a pending trademark application on file with the Patent and Trademark Office for "WorldQuest Networks." This application was challenged by Qwest Communications, who filed a notice of opposition currently pending before the Patent and Trademark Office. If we do not prevail, we will not be able to obtain a registered trademark for "WorldQuest Networks" and we could be required to stop using the name or pay a fee to Qwest for permission to use it. Any trademark may be challenged for a period of six years after its registration date. Thus, we could also face a cancellation proceeding with the Patent and Trademark Office relating to our trademark for "WorldQuest." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. Therefore, the steps that we take may be inadequate to protect our rights.

  The Internet industry may become subject to increased government regulation which could have a negative effect on our operations.

  Various actions have been taken by the United States Congress and the Federal courts that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. Domestic and international authorities regularly consider proposed legislation that could result in new regulations on the Internet. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated domestically or internationally. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

  In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in Delaware and Texas only, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

  Sales tax collection by states may adversely affect our growth.

  We do not currently collect sales or other similar taxes for calling cards or services sold through our Web site, other than for calling cards sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A successful assertion by one or more states or any other country that we should collect sales or other taxes on the sale of cards or services on our system could have a material adverse effect on our operations.

  The loss of key personnel could adversely affect our business.

  We believe that our success will depend on the continued services of our senior management team, especially B. Michael Adler and Michael R. Lanham. We do not have employment agreements with any of our key personnel. We carry $2.0 million of key person life insurance on the lives of each of B. Michael Adler and Michael R. Lanham. The loss of the services of any of our senior management team or other key employees could adversely affect our business, financial condition and operating results.

  We may not be able to raise needed additional capital in the future.

  We require substantial working capital to fund our business. Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors. We anticipate that the net proceeds of our initial public offering will be sufficient to meet our anticipated needs through at least the next 18 months. Thereafter, we may need to raise additional funds.

We may also need to raise additional funds sooner than anticipated to:

  -  fund more rapid expansion;

  -  develop new or enhanced services or products; and

  -  respond to competitive pressures.

  If additional funds are raised through the issuance of equity or convertible debt securities the rights and ownership in our company by existing stockholders may be reduced.

  We cannot assure stockholders that additional financing will be available on terms favorable to us or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to fund planned expansion, take advantage of available opportunities, develop or enhance services or products or respond to competitive pressures. Such inabilities could have a material adverse effect on our business, financial condition and operating results.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

    The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    None.

                                 PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

    The information regarding the directors and executive officers of WorldQuest in the Proxy Statement relating to WorldQuest's 2000 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

    The information regarding executive compensation in the Proxy Statement relating to WorldQuest's 2000 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

    The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WorldQuest's 2000 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

    The information regarding certain relationships and related transactions in the Proxy Statement relating to WorldQuest's 2000 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 1999, is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

          2.  Exhibits required to be filed by Item 601 of Regulation S-B:

Exhibit
Number    Description of Exhibits
------    -----------------------

*1.1 Underwriting Agreement dated February 4, 2000 between WorldQuest and Kaufman Bros., L.P., John G. Kinnard and Company Incorporated and WestPark Capital, Inc.

3.1 Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests' Form SB-2 Registration Statement, File No. 333-82721 (the "Prior Registration Statement"), and incorporated herein by reference.

3.2 Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2 Amended and Restated Note dated May 5, 1999 payable to WorldQuest Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
          Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.

*4.3.1 Representatives' Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock.

*4.3.2 Representatives' Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock.

Exhibit
Number    Description of Exhibits
------    -----------------------


*4.3.3 Representatives' Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock.

4.4 Amended and Restated Note date August 15, 1999 payable to Eagle Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.

4.5 Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2 Registration Statement, file no. 333-93019 (the "Second Registration Statement"), and incorporated herein by this reference.

4.6 Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.

10.1 Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC, LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.

10.2 Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.3 Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.4 Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.

10.5 Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as
          Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.

10.6 Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

21.1 List of Subsidiaries, filed as Exhibit 21.1 to the Prior Registration Statement, and incorporated herein by this reference.

*27.1     Financial Data Schedule.
-----------------------
* Filed herewith.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1999.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WORLDQUEST NETWORKS, INC.



March 27, 2000                    By:  /s/ B. Michael Adler
                                       ----------------------------------------
                                       B. Michael Adler, Chief Executive Officer
                                       (Principal Executive Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 27, 2000                      /s/ B. Michael Adler
                                    --------------------------------------------
                                    B. Michael Adler
                                    Director (Chairman)

March 27, 2000                      /s/ Michael R. Lanham
                                    --------------------------------------------
                                    Michael R. Lanham
                                    Director

March 27, 2000                      /s/ E. Denton Jones
                                    --------------------------------------------
                                    E. Denton Jones
                                    Director

March 27, 2000                      /s/ Hugh E. Humphrey, Jr.
                                    --------------------------------------------
                                    Hugh E. Humphrey, Jr.
                                    Director

March 27, 2000                      /s/ Nabil N. El-Hage
                                    --------------------------------------------
                                    Nabil N. El-Hage
                                    Director

March 27, 2000                      /s/ Mark C. Levy
                                    --------------------------------------------
                                    Mark C. Levy
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                           WorldQuest Networks, Inc.

                  Index to Consolidated Financial Statements

                                   Contents

Report of Independent Auditors............................................................................... F-2
Consolidated Balance Sheet as of December 31, 1999........................................................... F-3
Consolidated Statements of Operations for the two years in the period ended December 31, 1999................ F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the two years in the period ended
   December 31, 1999......................................................................................... F-5
Consolidated Statements of Cash Flows for the two years in the period ended December 31, 1999................ F-6
Notes to Consolidated Financial Statements................................................................... F-7

                        Report of Independent Auditors

Board of Directors and Stockholders
WorldQuest Networks, Inc.

     We have audited the accompanying consolidated balance sheet of WorldQuest Networks, Inc., as of December 31, 1999 and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit), and cash flows for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldQuest Networks, Inc., at December 31, 1999, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                    /s/ Ernst & Young LLP

March 1, 2000
Dallas, Texas

                           WORLDQUEST NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEET

                                                                                    December 31,
                                                                                       1999
                                                                                       ----
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................... $ 1,159,995
     Accounts receivable...........................................................     113,688
                                                                                    -----------
Total current assets...............................................................   1,273,683
Property and equipment, net........................................................     574,573
Other assets.......................................................................   1,144,777
                                                                                    -----------
Total assets....................................................................... $ 2,993,033
                                                                                    ===========
                                          LIABILITIES
Current liabilities:
     Accounts payable.............................................................. $ 1,532,293
     Accrued expenses..............................................................     466,083
     Deferred revenue..............................................................     159,201
     Notes payable.................................................................     266,814
     Line of credit from principal stockholder.....................................     888,725
     Current portion of capital lease obligation...................................      98,815
     Subordinate promissory notes..................................................     494,568
                                                                                    -----------
Total current liabilities..........................................................   3,906,499
Term loan..........................................................................   1,100,000
Accrued interest...................................................................     199,814
Capital lease obligation...........................................................      28,660

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, par value $0.01 per share:
     Authorized shares--10,000,000; none issued and
       outstanding at December 31, 1998 and
       December 31, 1999...........................................................          --
     Common stock, par value $.01 per share:
     Authorized shares--50,000,000; issued and
       outstanding shares--3,000,000 at December 31, 1998 and 3,196,699 at
       December 31, 1999...........................................................      31,967
     Additional capital............................................................   3,571,622
     Accumulated deficit...........................................................  (5,845,529)
                                                                                    -----------
Total stockholders' equity (deficit)...............................................  (2,241,940)
                                                                                    -----------
Total liabilities and stockholders' equity (deficit)............................... $ 2,993,033
                                                                                    ===========



                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year ended December 31,
                                                                                1998              1999
                                                                             -----------       -----------
Retail prepaid calling card revenue......................................... $ 1,466,322       $ 5,223,523
Wholesale traffic and other.................................................     375,117           425,713
                                                                             -----------       -----------
   Total revenue............................................................   1,841,439         5,649,236
Cost of sales...............................................................   2,005,631         4,776,487
                                                                             -----------       -----------
Gross margin (deficit)......................................................    (164,192)          872,749
Selling, general and administrative.........................................   1,290,131         2,309,779
Research and development costs..............................................     186,638           160,009
                                                                             -----------       -----------
Operating loss..............................................................  (1,640,961)       (1,597,039)
Interest expense............................................................    (162,466)         (438,447)
Other income................................................................      50,000                --
                                                                             -----------       -----------
Loss before income taxes....................................................  (1,753,427)       (2,035,486)
Income tax benefit..........................................................          --                --
                                                                             -----------       -----------
Net loss.................................................................... $(1,753,427)      $(2,035,486)
                                                                             ===========       ===========
Weighted-average common shares outstanding--basic
   and diluted..............................................................   3,000,000         3,130,653
                                                                             ===========       ===========

Net loss per share--basic and diluted.......................................      $(0.58)           $(0.65)
                                                                             ===========       ===========

                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                For the years ended December 31, 1998 and 1999

                                             Common        Common                                        Stockholders'
                                              Stock        Stock        Additional       Accumulated        Equity
                                             Shares        Amount         Capital          Deficit         (Deficit)
                                             ------        ------       ----------       -----------     -------------
Balance at December 31, 1997.............. 3,000,000       $30,000      $  682,000       $(2,056,616)     $(1,344,616)
Issuance of stock purchase
  warrants................................        --            --         408,253                --          408,253
Fair value of services provided by
  shareholder.............................        --            --         175,000                --          175,000
Net loss..................................        --            --              --        (1,753,427)      (1,753,427)
                                           ---------       -------      ----------       -----------      -----------
Balance at December 31, 1998.............. 3,000,000        30,000       1,265,253        (3,810,043)      (2,514,790)
 Fair value of services provided
  by shareholder..........................        --            --         145,833                --          145,833
 Compensation and other expense
  on stock options........................        --            --          56,310                --           56,310
 Conversion of line of credit
  from shareholder........................    60,061           601         199,399                --          200,000
 Sale of common stock.....................   136,638         1,366         453,634                --          455,000
 Fair value of warrants issued in
  connection with capital lease
  and note payable........................        --            --         396,256                --          396,256
 Cancellation of stock purchase
  warrants................................        --            --        (408,253)               --         (408,253)
    Fair value of warrants issued in
       connection with the subordinate
       promissory  notes..................        --            --       1,463,190                --        1,463,190
 Net loss.................................        --            --              --        (2,035,486)      (2,035,486)
                                           ---------       -------      ----------       -----------      -----------
Balance at December 31, 1999.............. 3,196,699       $31,967      $3,571,622       $(5,845,529)     $(2,241,940)
                                           =========       =======      ==========       ===========      ===========

                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1998 and 1999

                                                                                1998               1999
                                                                             -----------         -----------
Operating Activities
Net loss.................................................................... $(1,753,427)        $(2,035,486)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation..............................................................     141,833             204,488
  Amortization..............................................................     121,222             354,171
  Goodwill write-off........................................................          --             139,747
  Fair value of shareholder services........................................     175,000             145,833
  Compensation and other expense on stock
   options..................................................................          --              56,310
 Changes in operating assets and liabilities:
  Accounts receivable.......................................................    (193,529)            121,556
  Accrued interest..........................................................      84,427             175,456
  Accounts payable and accrued
   expenses.................................................................     747,384             726,187
  Deferred revenue..........................................................      95,965              63,236
  Other assets..............................................................     (79,594)         (1,058,812)
                                                                             -----------         -----------
Net cash used in operating activities.......................................    (660,719)         (1,107,314)

Investing Activities
Net additions to property and equipment, net................................    (148,047)           (222,647)
                                                                             -----------         -----------
Net cash used in investing activities.......................................    (148,047)           (222,647)

Financing Activities
Proceeds from line of credit, net...........................................     919,294             450,629
Payments on capital leases..................................................     (53,519)           (161,506)
Payment on notes payable....................................................     (25,000)           (173,000)
Proceeds from promissory notes..............................................          --           1,900,000
Sale of common stock........................................................          --             455,000
                                                                             -----------         -----------
Net cash provided by financing activities...................................     840,775           2,471,123
Increase (decrease) in cash and cash
 equivalents................................................................      32,009           1,141,162
Cash and cash equivalents at beginning of
 period.....................................................................     (13,176)             18,833
                                                                             -----------         -----------
Cash and cash equivalents at end of period.................................. $    18,833         $ 1,159,995
                                                                             ===========         ===========

Supplemental Disclosure of Cash Flow
 Information
Interest paid............................................................... $    54,075         $    13,062
                                                                             ===========         ===========

                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended December 31, 1998 and 1999

1.   Organization and Description of Business

     WorldQuest Networks, Inc. (WorldQuest or the Company) was incorporated as a Texas corporation effective October 14, 1996. As of the balance sheet date, the majority of the common stock of the Company is owned by Eagle Venture Capital, LLC (Eagle) (formerly WorldQuest Networks, LLC), a limited liability company. WorldQuest was formed when the principal stockholder of Eagle decided to pursue Internet telephony opportunities. In conjunction with the formation, Eagle contributed cash and other assets valued at approximately $185,000 (the estimated fair value) in exchange for 100% of the then outstanding common stock. During 1997, Eagle contributed an additional $316,000 to further capitalize the Company but received no additional shares of common stock. Effective October 28, 1999, the Company reincorporated as a Delaware corporation. See Note 10.

     WorldQuest is an international Internet telephony company that sells virtual prepaid calling cards through its Internet website and transmits long distance calls over its own enhanced server platform using its own network or leased capacity from other long distance carriers. In late 1998, the Company began to sell its excess capacity to other long distance carriers. The Company was considered a development stage enterprise until 1998 when substantial revenues from the sale of prepaid calling cards began.

     In 1998 and 1999 wholesale traffic and other revenues include approximately $221,000, and $35,000, respectively relating to the Company's Costa Rican subsidiary in which WorldQuest has a 90% interest. See Note 5.

     As of December 31, 1999 tangible assets located in foreign locations totaled 3% of total consolidated assets.

     WorldQuest is headquartered in Dallas, Texas.


2.   Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


Cash Equivalents

     Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of three months or less.


Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed principally using the double declining balance method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a double declining basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense.

                           WORLDQUEST NETWORKS, INC.

Impairment of Long-lived Assets

     The Company evaluates long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets.


Deferred Income Taxes

     Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.


Revenue Recognition

     Retail prepaid phone card revenue is deferred when the cards are purchased by the customer and recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed.


Research and Development Costs

     Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.


Advertising Costs

     The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1998 and 1999, was $46,528 and $157,944, respectively.


Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 10).


Net Loss per Share

     Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding. Stock options and warrants convertible into 455,841 and 865,031 shares of the Company's common stock for the years ended December 31, 1998 and 1999, respectively, were not considered in the calculation of average common shares outstanding as the effect would be anti-dilutive due to the Company's net loss for all periods presented.

                           WORLDQUEST NETWORKS, INC.

Concentration of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to prepaid phone card sales, and amounts owed by telephone companies for processed call traffic. At December 31, 1999, a credit card processing company accounted for 64% of total accounts receivable. Customers purchase the Company's prepaid calling cards primarily using major credit cards which are reimbursed by credit card processing companies. Accordingly, the Company does not routinely perform on-going credit evaluations of its customers but does perform evaluations of its credit card processors. Additionally, the Company does not require collateral.


Significant Customers

     For fiscal 1998 and 1999, no one customer accounted for more than 10% of total sales.


Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and short term debt. The carrying amount of financial instruments are representative of their fair values due to their short maturities. The Company's line of credit with Eagle bears interest at market rates and thus management believes their carrying amounts approximate fair value.


New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 in 1999.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, which provides guidance on revenue recognition and certain lease arrangements. This statement is effective for fiscal year 2000 and is not anticipated to have a material effect on our results of operations, financial position or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will be required to adopt SFAS 133 at the beginning of fiscal 2001. The Company has not assessed the impact this standard will have on its results of operations, financial position or cash flows.

                           WORLDQUEST NETWORKS, INC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


3.   Property and Equipment

     Property and Equipment consists of the following as of December 31, 1999:

                                                                                       Estimated
                                                                                        Useful
                                                                                         Lives
                                                                                        (Years)
                                                                                       ---------
                          Leasehold improvements..............................            5               $   17,442
                          Switch and other network equipment..................          2 to 3             1,047,226
                          Furniture and fixtures..............................            5                   37,721
                          Capitalized software................................            5                  230,120

                                                                                                          ----------
                            Total.............................................                             1,332,509
                            Less: accumulated depreciation and
                                  amortization................................                              (757,936)
                                                                                                          ----------
                                                                                                          $  574,573
                                                                                                          ==========

     Included in the above net total for property and equipment in 1999 is approximately $328,788 relating to assets under capital leases.


4.   Other Assets

     Other Assets consists of the following as of December 31, 1999:

       Capitalized initial public offering costs (see Note 10)...........................          $  630,422
       Promissory notes offering costs (see Note 7)......................................             239,104
       Deposits..........................................................................             164,517
       Other.............................................................................             110,734
                                                                                                   ----------
                                                                                                   $1,144,777
                                                                                                   ==========


     In the fourth quarter of 1999, the Company expensed approximately $300,000 of capitalized initial public offering costs associated with a previous registration statement, which was withdrawn. In February 2000, in connection with the closing of the Company's initial public offering, the remaining capitalized initial public offering costs were reclassified to additional capital. See Note 10.

                           WORLDQUEST NETWORKS, INC.

5.   Costa Rican Operation

     In January 1997, the Company and a Costa Rican national formed a Costa Rican corporation, owned 50% by each party, to provide facsimile termination service. In January 1998, the Company purchased 40% of such interest from the other party for $125,000 resulting in 90% ownership. The purchase consideration was in the form of a note payable to the other party, of which $25,000 was paid in January 1998.

     During the first quarter 1999, this operation ceased terminating traffic due to the loss of available circuits resulting in the effective shutdown of its operations. Management determined that the outlook for this operation was not favorable and ceased efforts to reinstate service. Accordingly, the Company wrote-off its remaining goodwill in the first quarter of 1999. Other remaining assets are carried at their net realizable value or will be used in other Company operations.


6.   Accrued Expenses

     Accrued Expenses consist of the following as of December 31, 1999:

     Accrued interest.......................................                   $111,420
     Deposits received......................................                    111,629
     Other..................................................                    243,034
                                                                               --------
                                                                               $466,083
                                                                               ========


7.   Debt

     In December 1996, the Company entered into a $2,000,000 line of credit agreement with Eagle. The outstanding amount as of December 31, 1999 totals $1,988,725. The loan from Eagle bears interest at 8% per year and is payable on December 18, 2001, unless demand is made by Eagle for earlier payment. The proceeds of this loan were used to provide working capital. In February 2000, the Company paid $780,000 of principal and $87,647 of accrued interest on the line of credit from Eagle.

     In March 1999, the Company converted vendor accounts payable totaling $252,000 into an interest bearing promissory note. Principal and accrued interest on the note is due, as amended, in November 1999. Telecommunication equipment, which had been fully depreciated as of December 31, 1999, was pledged as collateral against the note. In December 1999, the Company further extended the note maturity date to February 15, 2000 and paid the vendor $60,000 on the outstanding note. This note was paid off in February 2000 with the proceeds of the Company's initial public offering. See Note 10. In conjunction with the amended promissory note, on September 16, 1999 the Company granted the vendor a warrant to acquire 30,000 shares of its common stock, which expires on December 31, 2000. The warrant vests immediately and is exercisable at the initial public offering price. The fair value of the warrant is being recognized as additional interest expense on the promissory note.

     In May 1999, Eagle and the Company amended its credit facility whereby $1,100,000 was converted into a term loan with interest and principal due May 5, 2002 and the line of credit agreement was reduced to $900,000 of which $11,275 is available for future borrowings as of December 31, 1999. Accordingly this amount has been treated as long-term debt in the accompanying financial statements. Eagle also agreed at such time to convert $200,000 of the line of credit into 60,061 shares of common stock, at a conversion price of $ 3.33 per share. In August 1999, Eagle and the Company amended its credit facility by increasing the total available under the line of credit to $1.4 million.

                           WORLDQUEST NETWORKS, INC.

     In December 1999, the Company raised $1.9 million before offering costs of $255,000 through the private placement of units consisting of 8% unsecured subordinated convertible promissory notes and common stock purchase warrants. The notes mature and become immediately due and payable upon the earlier of an initial public offering or December 31, 2000. The fair value of the stock purchase warrants of approximately $1.5 million is being recognized as additional interest expense over the term of the subordinated convertible promissory notes. These notes were repaid during February and March 2000, from the proceeds of the Company's initial public offering. See Note 10. The remaining unamortized amount of the fair value of the warrants of approximately $1.4 million will be recognized as interest expense in the first quarter of 2000.


8.   Related Party Transactions

General

     The Company's founder and Chief Executive Officer (CEO) holds a controlling interest in Eagle, which in turn holds approximately 2.7 million outstanding shares of the common stock of the Company as of December 31, 1999.

     Additionally the founder and CEO had elected to forego a cash salary until November 1999, at which time he began receiving an annual salary of $175,000. $35,000 of CEO Salary expense was recorded in 1999. Management believes that this amount approximates the fair value, on an annual basis, of the services rendered to the Company by the founder and CEO, and accordingly has recognized this expense in the financial statements since inception.

     On December 7, 1998, the Company entered into a written agreement with WorldQuest Communications, Inc. and Eagle which formalized an earlier oral agreement relating, among other things, to the grant of a license to Eagle and the Company by WorldQuest Communications of the name "WorldQuest." Pursuant to this agreement, Eagle also acknowledged its prior oral agreement to transfer, and caused the transfer of 300,000 shares of WorldQuest common stock owned by it to WorldQuest Communications in consideration of WorldQuest Communications canceling approximately $100,000 owed by Eagle to WorldQuest Communications. As part of this transaction, the primary shareholder of WorldQuest Communications ( a director of the Company) also cancelled $150,000 owed to him by Eagle, which Eagle also had funded to the Company as equity or as a loan. Effective with the formation of the Company, Eagle transferred its exclusive rights to the name "WorldQuest" as part of the initial capitalization of the Company.


Consulting Fees

     In 1998 and 1999 a relative of the CEO was paid $61,500 and $5,500, respectively, for providing consulting services to the Company.

                           WORLDQUEST NETWORKS, INC.

9.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31, 1999:

           Deferred tax assets:
               Deferred revenue......................................   $    54,128
               Depreciation and amortization.........................        97,264
               Net operating loss carryforwards......................     1,500,451
               Other.................................................       148,395
                                                                        -----------
                   Total deferred tax assets.........................     1,800,238
           Valuation allowance.......................................    (1,800,238)
                                                                        -----------
           Net deferred tax assets...................................   $        --
                                                                        ===========

     The Company has U.S. net operating loss carryforwards of approximately $4.4 million as of December 31, 1999, which expire beginning in 2011. The Company's total deferred tax assets have been fully reserved due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying financial statements. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 1999, the valuation allowance increased by approximately $650,000.


10.  Stockholders' Equity (Deficit)

Common and Preferred Stock

     On October 14, 1996, the Company was incorporated with authorized share capital consisting of 10,000,000 shares of common stock with par value of $0.10 per share, and 5,000,000 shares of preferred stock with par value of $0.10 per share. As of the incorporation date, 10,000 shares of Common Stock, with $.10 par value were issued and outstanding.

     On October 28, 1999 the Company reincorporated as a Delaware corporation, with authorized share capital consisting of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share. The impact of the Company's reincorporation has been retroactively reflected in the financial statements for all periods presented.

     On January 6, 1997 the Company declared a stock dividend of 299 shares for each share of common stock issued and outstanding as of this date. 2,990,000 shares of common stock were distributed at par value, and an amount of $29,900 was recorded as common stock.

     During May 1999, the Company sold 136,638 shares of its common stock for $3.33 per share. In addition, as discussed in Note 7, $200,000 owed to Eagle under the line of credit was converted into 60,061 shares of common stock, at a conversion price of $3.33 per share.

                           WORLDQUEST NETWORKS, INC.

     In February 2000, the Company completed a successful initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The offering commenced on February 4, 2000, with the closing of 2,750,000 shares on February 9, 2000 and the sale of an additional 412,000 shares, representing the over-allotment option, closing on February 22, 2000. The initial public offering resulted in net proceeds of approximately $36.4 million to the Company.


Warrants

     In 1998, the Company issued warrants to a third party in connection with an equipment lease entered into by the Company and the third party (see Note 11). The warrants' entitle the third party to purchase 159,474 shares of common stock at $3.33 per share. The warrants are fully vested, are immediately exercisable and have a five-year term. The warrants also carry anti-dilution provisions that are triggered if equity instruments are issued by the Company for prices below the then existing exercise price of the warrant. The fair value of these warrants of approximately $408,000 is being amortized as additional lease expense. As more fully discussed in Note 11, these warrants were canceled on August 31, 1999.


Stock Options

     The Company has a stock option plan (Option Plan) under which the Company may grant Directors and key employees options to purchase up to 500,000 shares of the Company's common stock at an amount at least equal to the fair value of the Company's common stock on the date of grant.

     On January 7, 1997, the Company granted options to Directors (the Directors Options) to purchase 20,000 shares of common stock at $1 per share, vesting immediately. On January 7, 1997, the Company granted options to Key Employees (the Key Employees Options) to purchase 60,000 shares of common stock at $1 per share. Ten percent of the Key Employees Options' vest immediately and the remaining vest ratably over a three-year period.

     On December 8, 1998, the Company granted options to employees to purchase 98,500 shares of common stock at $3.33 per share. 42,950 of the options vest immediately, 45,550 vest 18 months from the date of grant, and 10,000 vest ratably over a three-year period. The options are exercisable when vested.

     In 1999, the Company granted options to employees under the Option Plan, to purchase 36,164 shares of common stock 21,164 of the options were granted at an exercise price of $3.33 and 15,000 were granted at the initial public offering price. These shares vest ratably over a three year period.

     In July 1999, the Company issued options under the Option Plan to its Chief Financial Officer to purchase 100,000 shares with an exercise price equal to its initial public offering price.

     In November 1999, the Company granted 30,000 options to directors, exercisable at the initial public offering price. The options granted vest on the first anniversary of the grant date.

     The weighted average exercise price included in the table includes the price at which the Company's initial public offering closed on February 9, 2000.

                           WORLDQUEST NETWORKS, INC.

     Employee stock option transactions under the Option Plan for the years ended December 31, 1998 and 1999 are summarized below:

                                                                                                         Weighted
                                                                               Shares       Weighted      Average
                                                                               Under        Average      Remaining
                                                                               Option       Exercise    Contractual
                                                                                Plan          Price         Life
                                                                            ------------  ------------  ------------
Outstanding at December 31, 1997............................................     80,000           1.00       5 years
Granted.....................................................................     98,500           3.33       7 years
Exercised...................................................................         --             --            --
Canceled....................................................................    (50,000)          1.00            --
                                                                                -------
Outstanding at December 31, 1998............................................    128,500           2.79     6.5 years
Granted.....................................................................    166,164          11.77       7 years
Exercised...................................................................         --             --            --
Canceled....................................................................     (1,500)           1.0            --
                                                                                -------
Outstanding at December 31, 1999............................................    293,164         $ 7.89     6.8 years
                                                                                =======
Available for granting in future periods....................................    206,836
                                                                                =======

     At December 31, 1998 and 1999, 66,950 and 72,233 options were exercisable under the Option Plan, respectively.

     In December 1998, the Company issued options outside of the Option Plan to purchase 167,867 shares of its common stock to its Chief Operating Officer (the
COO) at an exercise price of $3.33. These options vested immediately upon the closing of the Company's initial public offering on February 9, 2000.

     As permitted under SFAS No. 123, the Company has not recognized compensation expense for the theoretical value of its options at the grant date (in excess of the recognition of the intrinsic value). Had compensation expense for the Option Plan been based on the fair value of options at the grant date amortized over the vesting period, the Company's pro forma net loss and net loss per share would have been as follows:

                                                                      1998              1999
                                                                   -----------       -----------
Net loss:
  As reported.........................................             $(1,753,427)      $(2,035,486)
  Pro forma...........................................              (1,754,955)       (2,087,552)
Net loss per share:
  As reported -- basic and diluted....................             $     (0.58)      $     (0.65)
  Pro forma -- basic and diluted......................             $     (0.58)      $     (0.67)

     In determining the fair value of options granted for purposes of the preceding pro forma disclosures, the Company used the minimum value option-pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rate of 5% and 6%, dividend yield of zero and an expected option life of 4 years. The options granted during 1998 and 1999 had a weighted average fair value of $.60 and $.86 per share, respectively.

                           WORLDQUEST NETWORKS, INC.

Reserved Capital Shares

     The Company has reserved the following shares of common stock as of December 31, 1999:

           Stock Option Plan.......................................................      500,000
           Stock Purchase Warrants.................................................       60,000
           Options issued outside of Stock Option Plan.............................      188,867
                                                                                         -------
           Total...................................................................      748,867
                                                                                         =======


11.  Commitments

     The Company has capital leases for internet gateway telecommunications equipment and operating leases relating principally to office facilities. The capital leases contain a bargain purchase option at the end of the lease term. Future minimum lease commitments at December 31, 1999, for leases with initial or remaining terms of more than one year are summarized by fiscal year as follows:

                                                                                   Capital      Operating
                                                                                    Leases        Leases
                                                                                  -----------  ------------
           2000.................................................................     $180,449      $ 63,486
           2001.................................................................       99,007        63,486
           2002.................................................................       54,918         5,291
           2003.................................................................           --            --
           2004.................................................................           --            --
           Thereafter...........................................................           --            --
                                                                                     --------      --------
                                                                                      334,374      $132,263
                                                                                                   ========
                         Less amount representing interest......................      206,899
                                                                                     --------
                         Present value of minimum lease payments................      127,475
                         Less current portion...................................       98,815
                                                                                     --------
                         Long-term portion of obligations under capital leases..     $ 28,660
                                                                                     ========


     Rental expense under operating leases was approximately $75,185 and $60,663 for fiscal years 1998 and 1999, respectively.

     The Company entered into a leasing agreement with a third party to lease equipment to be used in the Company's prepaid calling card business. In connection with this lease agreement, the Company's issued the warrants described in Note 10 and received options to purchase 100,000 shares of the lessor's common stock at an exercise price equal to the fair value of the common stock on the date of grant. The fair value of the options was estimated at approximately $514,500 on the grant date using the Black-Scholes option-pricing model. This asset is included in other assets (see Note 4) and is being treated as a reduction of future lease expense.

     The monthly lease payments for the above equipment is equal to the greater of a set per minute charge based on usage or 10% of the revenues generated by the Company using the leased equipment. Contingent rent expense under this lease was approximately $10,000 and $7,000 for 1998 and 1999, respectively.

                           WORLDQUEST NETWORKS, INC.

     Effective August 31, 1999, the parties reached an agreement whereby the lease was terminated and the warrants described in Note 10 and the options noted above were canceled. The transaction was recorded in the third quarter of 1999 and effectively reversed the amounts previously recognized.

     In June 1999, the Company leased internet gateway telecommunications equipment from a third party. Future minimum lease payments amount to $38,497 and $70,577 in 1999 and 2000, respectively. The capital lease has a 18 month lease term and contains a bargain purchase option at the end of the lease term.

     In July 1999, the Company entered into a revolving leasing agreement with a third party. This agreement, which has a term of 36 months, provides the Company with a $300,000 leasing facility to acquire Internet and Internet related equipment. As of December 31, 1999, the Company had utilized $296,750 of this facility. At the end of the lease term the equipment may be purchased at the fair market value, or the lease can be renewed on an annual basis.

     In conjunction with this agreement, the Company agreed to issue warrants to purchase 30,000 shares of its common stock. These warrants have a five year term and are exercisable at the initial public offering price. The Company will grant the warrants proportionate with the funding under the $300,000 leasing facility. The fair value of the warrants will be recognized as additional interest expense on the lease line of credit. At December 31, 1999, warrants to purchase 29,675 shares of common stock had been issued.


12.  Joint Venture

     In April 1999, the Company formed a joint venture with BDC, LLC, a Nevada limited liability company owned by a director of the Company. The joint venture was formed for the purpose of installing Internet gateway's in foreign locations. The Company owns 60% of the joint venture. As a result, the accounts of the joint venture have been consolidated since inception. Activity in this joint venture has been minimal since formation and the Company has no funding obligations to the joint venture.


13.  Contingencies

     In October 1997, the Patent and Trademark Office issued a notice of publication regarding the Company's application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications (Qwest) filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. If the Company does not prevail, it will not be able to obtain a registered trademark for "WorldQuest Networks" and could be required to stop using the name or pay a fee to Qwest for permission to use it. Any trademark may be challenged for a period of six years after it has been granted. Thus the Company could also face a cancellation proceeding with the Patent and Trademark Office relating to the trademark for "WorldQuest."

     The Company is a defendant from time to time in lawsuits incidental to their business. The Company believes that resolution of all known contingencies, is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

14.  Subsequent Events (unaudited)

     In December 1999, the Company entered into a consulting agreement pursuant to which the Company agreed to grant options to a consultant exercisable at an exercise price of $6 per share for up to 250,000 shares of common stock upon execution of Internet portal agreements between the Company and select Internet portals introduced to the Company by the consultant. Effective March 16, 2000, the Company granted the consultant options to acquire 50,000 shares of common stock upon the Company executing an Internet portal agreement. The options have a five year term and are immediately exercisable on the grant date at an exercise price of $6 per share. The fair value of the options granted of approximately $1.3 million will be recognized as additional non-cash expense all or a portion of which will be taken as an expense in the first quarter of 2000.