Form 10QSB
period 2000-03-31
WORLDQUEST NETWORKS INC
filed 2000-05-15
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ________

                        Commission file number 0-27751

                           WORLDQUEST NETWORKS, INC.
       (Exact name of small business issuer as specified in its charter)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO ______
     ----


At May 11, 2000, the registrant had outstanding 6,376,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

                           Yes ______                No   X
                                                        -----

                           WORLDQUEST NETWORKS, INC.

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.
                         -----------------------------

                           WORLDQUEST NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         March 31,                 December 31,
                                                                            2000                       1999
                                                                            ----                       ----
Current Assets:
               Cash and Cash Equivalents                                 $33,359,688                   $1,159,995
               Accounts Receivable                                            93,945                      113,688
                                                                    -----------------            -----------------
Total Current Assets                                                      33,453,633                    1,273,683
Property & Equipment, Net                                                  1,139,683                      574,573
Other Assets                                                                 743,676                    1,144,777
                                                                    -----------------            -----------------
Total Assets                                                             $35,336,992                   $2,993,033
                                                                    =================            =================

Current Liabilities

               Accounts Payable                                           $1,218,053                   $1,532,293
               Accrued Expenses                                              309,074                      466,083
               Deferred Revenue                                              186,539                      159,201
               Notes Payable                                                 100,000                      266,814
               Line of credit from principal stockholder                           -                      888,725
               Current portion of capital lease obligation                         -                       98,815
               Subordinate promissory notes                                        -                      494,568
                                                                    -----------------            -----------------
Total current liabilities                                                  1,813,666                    3,906,499
Term loan                                                                  1,100,000                    1,100,000
Accrued interest                                                             237,619                      199,814
Capital lease obligation                                                           -                       28,660

Commitments and contingencies

Stockholders' equity (deficit):
               Preferred stock, par value $0.01 per share:
               Authorized shares--10,000,000; none issued
                   and outstanding at December 31, 1999
                   and March 31, 2000                                              -                            -
               Common stock, par value $0.01 per share:
               Authorized shares--50,000,000; issued and
                   outstanding shares--3,196,699 at
                   December 31, 1999 and 6,371,949
                   at March 31, 2000                                          63,720                       31,967
               Additional capital                                         41,190,436                    3,571,622
               Accumulated deficit                                        (9,068,449)                  (5,845,529)
                                                                    -----------------            -----------------
Total stockholder equity (deficit)                                        32,185,707                   (2,241,940)
                                                                    -----------------            -----------------
Total liabilities and stockholder equity (deficit)                       $35,336,992                   $2,993,033
                                                                    =================            =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three months ended
                                                                                 March 31,
                                                              ------------------------------------------------
                                                                    2000                           1999
                                                              -----------------              -----------------
Retail prepaid calling card revenue                                 $1,978,567                     $1,228,351
Wholesale traffic and other                                              1,852                        203,528
                                                              -----------------              -----------------
              Total Revenue                                          1,980,419                      1,431,879
Cost of sales                                                        1,616,095                      1,233,969
                                                              -----------------              -----------------
Gross margin (deficit)                                                 364,324                        197,910
Selling, general and administrative                                  1,939,438                        467,342
Research and development costs                                           8,836                         62,851
                                                              -----------------              -----------------
Operating loss                                                      (1,583,950)                      (332,283)
Interest expense                                                    (1,912,212)                       (38,925)
Other income                                                           273,253                              -
                                                              -----------------              -----------------
Loss before income taxes                                            (3,222,909)                      (371,208)
Income tax benefit                                                           -                              -
                                                              -----------------              -----------------
Net loss                                                           $(3,222,909)                     $(371,208)
                                                              =================              =================

Weighted average common shares outstanding - basic and
diluted                                                              4,945,474                      3,000,000
                                                              =================              =================

Net loss per share- basic and diluted                                   ($0.65)                        ($0.12)
                                                              =================              =================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIT)
                                  (UNAUDITED)

                                         Common          Stock           Additional       Accumulated
                                         Shares          Amount          Capital           Deficit             Total
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1999                 3,196,699      $31,967        $3,571,622       $ (5,845,529)      $(2,241,940)

Sale of common stock in connection
with initial public offering                 3,162,500       31,625        36,204,942                           36,236,567
Exercise of warrants issued in
    connection with subordinate
    promissory notes                            12,750          128            76,373                               76,500
Fair value of warrants issued
    for services                                                            1,337,500                            1,337,500
Net Loss for Three Months Ended
    March 31, 2000                                                                            (3,222,920)       (3,222,920)

                                         ----------------------------------------------------------------------------------
Balance at March 31, 2000                    6,371,949      $63,719       $41,190,437       $ (9,068,449)      $32,185,707
                                         ==================================================================================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three months ended
                                                                               March 31,
                                                               ---------------------------------------
                                                                       2000                   1999
                                                               ----------------          -------------
Operating Activities
Net Loss                                                           $(3,222,920)             $(371,208)

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
       Depreciation                                                     54,072                 47,177
       Amortization                                                    267,104                 21,139
       Goodwill write-off                                                    -                139,747
       Write-off of deferred debt costs                              1,406,932                      -
       Fair value of warrants issued for services                    1,337,500                      -
Changes in operating assets and liabilities:
       Accounts receivable                                              19,743                153,061
       Accrued interest                                                 37,805                 21,699
       Accounts payable and accrued expenses                           (93,865)                39,553
       Deferred revenue                                                 27,338                 11,153
       Other assets                                                    161,997                (12,727)
                                                               ----------------          -------------
Net cash (used in) provided by operating activities                     (4,294)                49,594

Investing Activities

Net additions to property and equipment                               (717,066)               (83,902)
                                                               ----------------          -------------
Net cash used in investing activities                                 (717,066)               (83,902)

Financing Activities

Changes in line of credit                                             (888,725)                48,085
Payments on capital leases                                            (434,975)               (25,738)
Payments on notes payable                                           (1,991,814)                     -
Sale of common stock                                                36,236,567                      -
                                                               ----------------          -------------
Net cash provided by financing activities                           32,921,053                 22,347

Increase (decrease) in cash and cash equivalents                    32,199,693                (11,961)
Cash and cash equivalents at beginning of period                     1,159,995                 18,833
                                                               ----------------          -------------
Cash and cash equivalents at end of period                        $ 33,359,688                $ 6,872
                                                               ================          =============

Supplemental Disclosure of Cash Flow Information
Interest paid                                                         $118,552                 $4,658
                                                               ================          =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and Subsidiary (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that the financial statements in this Form 10-QSB be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   Net Loss Per Share

     Stock options and warrants convertible into 1,277,697 and 477,005 shares of the Company's common stock at March 31, 2000 and 1999, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.   Initial Public Offering

      In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The offering commenced on February 4, 2000, with the closing of 2,750,000 shares on February 9, 2000 and the sale of an additional 412,500 shares, representing the over-allotment option, closing on February 22, 2000. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.   Warrants and Options

     In March 2000, the Company granted a consulting company options to acquire 50,000 shares of common stock upon the Company's execution of an Internet portal agreement arranged by the consulting company. The fair value of these options of approximately $1.3 million was expensed in the first quarter of 2000.

      In December 1999, the Company raised $1.9 million through the private placement of promissory notes and common stock purchase warrants. These notes were repaid in February and March 2000 from the proceeds of the Company's initial public offering. The unamortized fair value of the common stock purchase warrants of $1.4 million was recognized as additional interest expense in the first quarter of 2000.

5.   Related Party Transactions

     In February 2000, $889,000 which represented the outstanding principal on the line of credit with Eagle Venture Capital LLC (Eagle), a significant stockholder of the Company, was repaid using proceeds from the initial public offering. As of March 31, 2000, the Company owed Eagle $1.1 million under a term loan with principal and interest payable May 5, 2002.

     On April 17, 2000, the Company reached an agreement to purchase the remaining 40% interest in BDC, LLC for $600,000. A director of the Company owns BDC, LLC.

   Item 2.   Management's Discussion and Analysis or Plan of Operation.
   --------------------------------------------------------------------

     The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Effect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Forward Looking Statements", below.

Results of Operations

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                                                    Three months ended
                                                                                          March 31,
                                                                                  1999              2000
                                                                                  ----              ----
Retail prepaid calling card revenue............................                   85.8%             99.9%
Wholesale traffic (1)..........................................                   14.2               0.1
                                                                                 -----              ----
     Total revenue.............................................                  100.0             100.0
Cost of sales..................................................                   86.2              81.6
                                                                                 -----             -----
Gross margin (deficit).........................................                   13.8              18.4

Selling, general and administrative............................                   32.6              97.9
Research and development.......................................                    4.4               0.5
                                                                                 -----             -----
Operating loss.................................................                  (23.2)            (80.0)
Interest expense...............................................                   (2.7)            (96.6)
Other income...................................................                     --              13.8
                                                                                 -----             -----
Net loss.......................................................                  (25.9)%          (162.7)%
                                                                                 =====             =====

-------------
(1) Wholesale traffic represents the sale of excess line capacity and other revenue represents facsimile transmission.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue

    Revenue increased to $2.0 million for the three months ended March 31, 2000 from $1.4 million for the comparable period in 1999 as a result of the growth of our customer base and an increase in repeat purchases from our existing customers.

Cost of Sales

    Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $1.6 million for the three months ended March 31, 2000 from $1.2 million for the comparable period in 1999. This $0.4 million increase was primarily attributable to our increased sales volume, somewhat offset by improved margins on retail calling cards. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Operating Expenses

    Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $1.9 million for the 2000 quarter from $0.5 million for the 1999 quarter, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999. Selling, general and administrative expenses for 2000 include a charge of $1.3 million relating to the fair value of warrants granted to a consultant on completion of a strategic relationship agreement. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

    Research and Development Costs. Research and development costs consist primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs decreased to $ 9,000 for the three months ended March 31, 2000 from $ 63,000 for the comparable period in 1999 due to capitalization of product development costs in the 2000 quarter. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.

   Interest Expense, Net

     Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment, borrowings under a credit facility with our principal stockholder and to unsecured subordinated convertible promissory notes issued in a private offering in December 1999. For the three months ended March 31, 2000, interest expense totaled $1.6 million, which includes interest income of $273,000, and cash and non-cash charges of $1,849,000 relating to the fair value of warrants and issuance costs relating to our private placement of $1.9 million of promissory notes in December 1999 and other financing activities prior to our initial public offering which were paid off with proceeds from the offering, as compared to interest expense of $39,000 in the 1999 quarter. There were no non-cash items or interest income in the 1999 quarter.

Income Taxes

     As of March 31, 2000, we had approximately $5.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

   Net Loss

     We incurred a net loss of $(3.2) million for the three months ended March 31, 2000 as compared to $(371,000) for the same quarter in 1999. Included in the 2000 net loss of $(3.2) were non-cash marketing expense of $1.3 million and cash and non-cash interest expenses of $1.8 million noted above. Net loss, adjusted to exclude these cash and non-cash expenses was $(36,000). The adjusted net loss of $(36,000) in the 2000 quarter decreased from a net loss of $(371,000) in the 1999 quarter, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999, due to increased sales volume, higher gross margins and interest income.

Liquidity and Capital Resources

     As of March 31, 2000, we had approximately $33.4 million of cash and cash equivalents. As of that date, our principal commitments consisted of contracts for long distance transmissions and our credit facility with our principal stockholder.

     Outstanding amounts owed to our principal stockholder as of March 31, 2000 and 1999 were $1.1 million and $1.8 million, respectively. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share. We also continue to have a line of credit with our principal stockholder. The amount we are able to borrow under this line of credit was increased to $1.4 million by an amendment to our credit facility in August 1999, $468,000 of which was drawn and outstanding as of the date of the amendment.

     In December 1999, we raised $1.9 million through the private placement of units consisting of promissory notes with a face value of $1.9 million and common stock purchase warrants. These notes were fully repaid during February and March 2000 from the proceeds of our initial public offering.

     Net cash used in operating activities was $4,000 for the three months ended March 31, 2000 and net cash provided by operating activities was $50,000 in the 1999 quarter. Net cash used in and provided by operating activities for the 2000 and 1999 quarters primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $717,000 for the three months ended March 31, 2000 and $84,000 in the 1999 quarter. During the remainder of the year 2000, we expect to spend approximately $1.3 million in capital expenditures, of which $800,000 will be for gateway servers, $100,000 for data base servers, $200,000 for software and $200,000 in miscellaneous other equipment.

     Net cash provided by financing activities was $32.9 million for the three months ended March 31, 2000 and $22,000 for the 1999 quarter. Net cash provided by financing activities for the 2000 quarter was affected by proceeds from the company's initial public offering of its common stock, and the 1999 quarter was impacted by the proceeds from the company's line of credit and payment on capital leases.

     On April 17, 2000, the Company reached an agreement to purchase the remaining 40% interest in BDC, LLC for $600,000. A director of the Company owns BDC, LLC.

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

Forward Looking Statements

Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission").

                          PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are omitted from this report as inapplicable.
-----------------------------------------------------------------

Item 2.  Changes in Securities.
-------------------------------

      The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through March 31, 2000, the net proceeds were applied toward:

          -   Repayment of indebtedness, $2,946,195;

          - Equipment purchases including additional back-up systems, $276,307;

          -   Software development, $38,190; and

          - General corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $845,202.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $2,946,195 paid for repayment of indebtedness, $867,647 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board and Chief Executive Officer.

WorldQuest issued 12,750 shares of common stock on March 28, 2000 upon exercise of a warrant by the holder of such warrant and payment of the exercise price of $6.00 per share. WorldQuest also granted a warrant to purchase 50,000 shares of common stock, at an exercise price of $6.00 per share, to a consulting company on March 16, 2000, which were earned by such consultant under an existing agreement. WorldQuest issued these securities in reliance on the non-public offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
         (a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B:

Exhibit
Number            Description of Exhibits
------            -----------------------

3.1               Certificate of Incorporation of WorldQuest, filed as Exhibit
                  3.1 to WorldQuests' Form SB-2 Registration Statement, File No.
                  333-82721 (the "Prior Registration Statement"), and
                  incorporated herein by reference.
3.2               Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior
                  Registration Statement, and incorporated herein by this
                  reference.
4.1               Specimen common stock certificate, filed as Exhibit 4.1 to the
                  Prior Registration Statement, and incorporated herein by this reference.
4.2               Amended and Restated Note dated May 5, 1999 payable to
                  WorldQuest Networks, LLC (now known as Eagle Venture Capital,
                  LLC), filed as Exhibit 4.2 to the Prior Registration
                  Statement, and incorporated herein by this reference.
4.3.1             Representatives' Warrant dated February 4, 2000 granted to
                  John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual
                  Report on Form 10-KSB for the fiscal year ended December 31,
                  1999, and incorporated herein by reference.
4.3.2             Representatives' Warrant dated February 4, 2000 granted to
                  Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest's Annual Report on Form 10-KSB
                  for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.3             Representatives' Warrant dated February 4, 2000 granted to
                  WestPark Capital, Inc. for 27,500 shares of common stock,
                  filed as Exhibit 4.3.3 to WorldQuest's Annual Report on Form
                  10-KSB for the fiscal year ended December 31, 1999, and
                  incorporated herein by reference.
4.4               Amended and Restated Note date August 15, 1999 payable to
                  Eagle Capital Venture, LLC, which replaces the Amended and
                  Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.
4.5               Form of Unsecured Subordinated Convertible Promissory Note
                  issued in the private placement closed in December 1999 (the
                  "Private Placement"), filed as Exhibit 4.5 to WorldQuest's
                  Form SB-2 Registration Statement, file no. 333-93019 (the
                  "Second Registration Statement"), and incorporated herein by this reference.
4.6               Form of Warrant issued in the Private Placement, filed as
                  Exhibit 4.6 to the Second Registration Statement, and
                  incorporated herein by this reference.
*10.1             Purchase Agreement dated April 17, 2000 between WorldQuest and
                  BDC, LLC.
*27.1             Financial Data Schedule.

-----------------------
* Filed herewith.
         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WORLDQUEST NETWORKS, INC.



May 15, 2000                    By: /s/ Mark C. Levy
                                    ---------------------------------
                                    Mark C. Levy, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)