Form 10QSB
period 2000-06-30
WORLDQUEST NETWORKS INC
filed 2000-08-14
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------

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
YES    X    NO
     -----     -----


At August 1, 2000, the registrant had outstanding 6,376,199 shares of par value $.01 common stock.



Transitional Small Business Disclosure Format (check one):

               Yes       No   X
                   -----    -----

                           WORLDQUEST NETWORKS, INC.

                         PART I--FINANCIAL INFORMATION

                        Item 1.   Financial Statements.
                        -------------------------------


                           WORLDQUEST NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          June 30,                        December 31,
                                                            2000                              1999
                                                        ------------                      ------------
Current assets:
     Cash and cash equivalents                          $ 30,231,655                      $  1,159,995
     Accounts receivable                                     311,571                           113,688
                                                        ------------                      ------------
Total current assets                                      30,543,226                         1,273,683
Property & equipment, net                                  2,021,994                           574,573
Other assets                                               2,769,085                         1,144,777
                                                        ------------                      ------------
Total assets                                            $ 35,334,305                      $  2,993,033
                                                        ============                      ============

Current liabilities
     Accounts payable                                   $    656,753                     $  1,532,293
     Accrued expenses                                        372,196                          466,083
     Deferred revenue                                        248,279                          159,201
     Notes payable                                                 -                          266,814
     Line of credit from principal stockholder                     -                          888,725
     Current portion of capital lease obligation                   -                           98,815
     Subordinate promissory notes                                  -                          494,568
                                                        ------------                     ------------
Total current liabilities                                  1,277,228                        3,906,499
Term loan                                                  1,100,000                        1,100,000
Accrued interest                                             253,454                          199,814
Capital lease obligation                                           -                           28,660

Commitments and contingencies

Minority interest in subsidiaries                            666,628                                -

Stockholders' equity (deficit):
     Preferred stock, par value $0.01 per share;
     Authorized shares--10,000,000; none issued
          and outstanding at June 30, 2000
          and December 31, 1999                                    -                                -
     Common stock, par value $0.01 per share;
     Authorized shares--50,000,000; issued and
          outstanding shares--6,376,199 at
          June 30, 2000 and 3,196,699
          at December 31, 1999                                63,762                          31,967
     Additional capital                                   41,784,794                       3,571,622
     Accumulated deficit                                  (9,811,561)                     (5,845,529)
                                                        ------------                    ------------
Total stockholder equity (deficit)                        32,036,995                      (2,241,940)
                                                        ------------                    ------------
Total liabilities and stockholder equity                $ 35,334,305                    $  2,993,033
                                                        ============                    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three months ended              Six months ended
                                                          June 30,                      June 30,
                                                ----------------------------   ----------------------------
                                                     2000           1999            2000           1999
                                                -------------  -------------   --------------  -------------
Retail prepaid calling card revenue             $   1,914,960  $   1,115,386   $    3,893,452  $   2,343,737
Wholesale traffic and other                           247,978        102,786          249,906        306,314
                                                -------------  -------------   --------------  -------------
     Total revenue                                  2,162,938      1,218,172        4,143,358      2,650,051
Cost of sales                                       1,991,938        988,457        3,608,034      2,222,426
                                                -------------  -------------   --------------  -------------
Gross margin                                          171,000        229,715          535,324        427,625
Selling, general and administrative                 1,375,156        422,360        3,314,593        889,702
Research and development costs                         37,218         40,925           46,054        103,776
                                                -------------  -------------   --------------  -------------
Operating loss                                     (1,241,374)      (233,570)      (2,825,323)      (565,853)
Interest expense                                      (26,895)       (36,943)      (1,939,106)       (75,868)
Interest income                                       485,791              -          759,044              -
                                                -------------  -------------   --------------  -------------

Net loss                                        $    (782,478) $    (270,513)  $   (4,005,385) $    (641,721)
                                                -------------  -------------   --------------  -------------
Weighted average common shares outstanding
  - basic and diluted                               6,375,031      3,103,786        5,660,253      3,064,607
                                                =============  =============   ==============  =============

Net loss per share- basic and diluted           $       (0.12) $       (0.09)  $        (0.71) $       (0.21)
                                                =============  =============   ==============  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIT)
                                  (UNAUDITED)



                                             Common            Stock          Additional         Accumulated
                                             Shares            Amount          Capital             Deficit            Total
                                        --------------------------------------------------------------------------------------

Balance at December 31, 1999               3,196,699        $    31,967     $ 3,571,622         $(5,845,529)       $(2,241,940)

Sale of common stock in connection
 with initial public offering              3,162,500             31,625      36,204,942                  --         36,236,567
Exercise of warrants issued in
 connection with subordinate
 promissory notes                             17,000                170         101,830                  --            102,000
Fair value of warrants issued for
 services                                         --                 --       1,906,400                  --          1,906,400
Net loss                                          --                 --              --          (3,966,032)        (3,966,032)
                                        --------------------------------------------------------------------------------------
Balance at June 30, 2000                   6,376,199        $    63,762     $41,784,794         $(9,811,561)       $32,036,995
                                        ======================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Six months ended
                                                                  June 30
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Operating Activities
Net Loss                                                $ (4,005,385)   $   (641,721)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                           469,713         133,304
     Goodwill write-off                                       24,095         139,747
     Write-off of deferred debt costs                     (1,406,932)             --
     Fair value of warrants issued for services            1,906,400              --
     Fair value of shareholder services                           --          87,500
     Minority interest in joint ventures                     666,628          12,658

Changes in operating assets and liabilities:
     Accounts receivable                                    (197,883)        106,811
     Accrued interest                                         53,640          76,464
     Accounts payable and accrued expenses                  (930,071)        (56,149)
     Deferred revenue                                         89,078           1,085
     Other assets                                           (508,718)       (106,188)
                                                        ------------    ------------
Net cash used in operating activities                     (3,839,435)       (246,489)

Investing Activities
Net additions to property and equipment                   (1,649,890)       (130,812)
                                                        ------------    ------------
Net cash used in investing activities                     (1,649,890)       (130,812)

Financing Activities
Changes in line of credit                                   (888,725)         47,885
Payments on capital leases                                  (127,475)        (58,422)
Payments on notes payable                                   (266,814)             --
Payments on promissory notes                                (494,568)             --
Proceeds from exercise of stock options                      102,000              --
Sale of common stock                                      36,236,567         455,000
                                                        ------------    ------------
Net cash provided by financing activities                 34,560,985         444,463

Increase in cash and cash equivalents                     29,071,660          67,162
Cash and cash equivalents at beginning of period           1,159,995          18,833
                                                        ------------    ------------
Cash and cash equivalents at end of period              $ 30,231,655    $     85,995
                                                        ============    ============

Supplemental Disclosure of Cash Flow Information
Interest paid                                           $    118,589    $      6,983
                                                        ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and Subsidiary (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   Net Loss Per Share

     Net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires companies to present basic earnings per share calculated based upon the weighted average common shares outstanding during the period and, if applicable, diluted earnings per share calculated based upon the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding. Stock options and warrants convertible into 1,353,947 and 477,005 shares of the Company's common stock at June 30, 2000 and 1999, respectively, are excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

3.   Initial Public Offering

     In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.   Warrants and Options

     In March and April 2000, the Company granted a consulting company options to acquire 50,000 shares of common stock upon the Company's execution of two Internet portal agreements arranged by the consulting company. The fair value of these options, approximately $1.3 million and $531,000, respectively, were expensed in March and April.

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

5.   Related Party Transactions

     In February 2000, the company repaid the outstanding principal of $889,000 on the line of credit with Eagle Venture Capital LLC (Eagle), a significant stockholder of the Company, using proceeds from the initial public offering. As of March 31, 2000, the Company owed Eagle $1.1 million under a term loan with principal and interest payable May 5, 2002.

   In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture. On April 17, 2000, the Company reached an agreement to purchase the remaining 40% interest in the joint venture for $600,000, which has been recorded as goodwill to be amortized over 5 years.

6.   Joint Ventures

     During June 2000, the Company entered into two joint venture arrangements for the purpose of installation and operation of Internet gateways in foreign locations. The Company owns a controlling interest in these joint ventures and accordingly has consolidated the financial position and results of operations in the accompanying financial statements, with the ownership applicable to the joint venture partners recorded as a minority interest.


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

Results of Operations

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                          Three months ended     Six months ended
                                               June 30,              June 30,
                                          ------------------     ----------------
                                            1999       2000        1999     2000
                                           ------     ------      ------   ------
Retail prepaid calling card revenue          91.6%      88.5%       88.4%    94.0%
Wholesale traffic (1)                         8.4       11.5        11.6      6.0
                                           ------     ------      ------   ------
  Total revenue                             100.0      100.0       100.0    100.0
Cost of sales                                81.1       92.1        83.9     87.1
                                           ------     ------      ------   ------
Gross margin (deficit)                       18.9        7.9        16.1     12.9

Selling, general and administrative          34.7       63.6        33.5     80.0
Research and development                      3.4        1.7         3.9      1.1
                                           ------     ------      ------   ------
Operating loss                              (19.2)     (57.4)      (21.3)   (68.2)
Interest expense                             (3.0)      (1.2)       (2.9)   (46.8)
Other income                                   --       22.5          --     18.3
                                           ------     ------      ------   ------
Net loss                                    (22.2)%    (36.2)%     (24.2)   (96.7)
                                           ======     ======      ======   ======

------------------
     (1)  Wholesale traffic represents the sale of excess line capacity.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue

     Revenue increased to $2.2 million for the three months ended June 30, 2000 from $1.2 million for the comparable period in 1999 as a result of the growth of our customer base and an increase in repeat purchases from our existing customers.


Cost of Sales

     Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $2.0 million for the three months ended June 30, 2000 from $1.0 million for the comparable period in 1999. This $1.0 million increase was primarily attributable to our increased sales volume and certain costs associated with the current implementation and testing of new Internet gateway locations as part of our network expansion, somewhat offset by improved margins on retail calling cards. We expect cost of sales to increase in absolute dollars in future periods, but decrease as a percentage of revenue as our sales volume increases.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $1.4 million, including the fair value of the warrants described below, for the 2000 quarter, from $0.4 million for the 1999 quarter. Selling, general and administrative expenses for the 2000 quarter include a charge of $531,000 relating to the fair value of warrants granted to a consultant on completion of a strategic portal relationship agreement, and increased spending from the prior year quarter on advertising and marketing, travel, employee related expenses, and shareholder related expenses. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Research and Development Costs. Research and development costs consist primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs decreased to $37,000 for the three months ended June 30, 2000 from $41,000 for the comparable period in 1999. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.


Interest Expense, Net

     Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment and borrowings under a credit facility with our principal stockholder. For the three months ended June 30, 2000, interest expense totaled $27,000 and interest income totaled $486,000. Interest expense totaled $37,000 in the 1999 quarter, with no interest income in that quarter.

Income Taxes

     As of June 30, 2000, we had approximately $5.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


 Net Loss

     We incurred a net loss of $782,000 for the three months ended June 30, 2000 as compared to a net loss of $271,000 for the same quarter in 1999. Included in the 2000 net loss was a non-cash marketing expense of $531,000. Net loss, adjusted to exclude this non-cash expense was $251,000. The adjusted net loss of $251,000 in the 2000 quarter decreased from a net loss of $271,000 in the 1999 quarter due to increased sales volume and interest income.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue

     Revenue increased to $4.4 million for the six months ended June 30, 2000 from $2.7 million for the comparable period in 1999 as a result of the growth of our customer base and an increase in repeat purchases from our existing customers.


Cost of Sales

     Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $3.6 million for the six months ended June 30, 2000 from $2.2 million for the comparable period in 1999. This $1.2 million increase was primarily attributable to our increased sales volume and certain costs associated with the current implementation and testing of new Internet gateway locations as part of our network expansion, somewhat offset by improved margins on retail calling cards. We expect cost of sales to increase in absolute dollars in future periods, but decrease as a percentage of revenue as our sales volume increases.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $3.3 million for the six months ended June 30, 2000, from $0.9 million for the 1999 period, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999. Selling, general and administrative expenses for 2000 include a charge of $1.9 million relating to the fair value of warrants granted to a consultant on completion of strategic portal relationship agreements, and increased spending from the prior year period on advertising and marketing, travel, employee related expenses, and shareholder related expenses. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Research and Development Costs. Research and development costs consist primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs decreased to $46,000 for the six months ended June 30, 2000 from $104,000 for the comparable period in 1999 due to capitalization of product development costs in the 2000 period. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.


Interest Expense, Net

     Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment, borrowings under a credit facility with our principal stockholder and to unsecured subordinated convertible promissory notes issued in a private offering in December 1999. For the six months ended June 30, 2000, interest expense totaled $1.9 million, which includes cash and non-cash charges of $1,849,000 relating to the fair value of warrants and issuance costs relating to our private placement of $1.9 million of promissory notes in December 1999 and other financing activities prior to our initial public offering which were paid off with proceeds from the offering. Interest income for the six months ended June 30, 2000 was $759,000. This compares to interest expense of $76,000 in the 1999 period. There were no non-cash items or interest income in the 1999 period.

Income Taxes

     As of June 30, 2000, we had approximately $5.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


Net Loss

     We incurred a net loss of $4.0 million for the six months ended June 30, 2000 as compared to a net loss of $642,000 for the same period in 1999. Included in the 2000 net loss of $4.0 were non-cash marketing expense of $1.9 million and cash and non-cash interest expenses of $1.8 million noted above. Net loss, adjusted to exclude these cash and non-cash expenses was $288,000. The adjusted net loss of $288,000 in the 2000 period decreased from a net loss of $642,000 in the 1999 period, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999, due to increased sales volume, higher gross margins and interest income.


Liquidity and Capital Resources

     As of June 30, 2000, we had approximately $30.2 million of cash and cash equivalents. As of that date, our principal commitments consisted of contracts for long distance transmissions and our credit facility with our principal stockholder.

     Outstanding amounts owed to our principal stockholder as of June 30, 2000 and 1999 were $1.1 million and $1.8 million, respectively. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share. We also continue to have a line of credit with our principal stockholder. The amount we are able to borrow under this line of credit was increased to $1.4 million by an amendment to our credit facility in August 1999, $468,000 of which was drawn and outstanding as of the date of the amendment.

     In December 1999, we raised $1.9 million through the private placement of units consisting of promissory notes with a face value of $1.9 million and common stock purchase warrants. These notes were fully repaid during February and March 2000 from the proceeds of our initial public offering.

     Net cash used in operating activities was $3.8 million for the six months ended June 30, 2000 and was $246,000 in the 1999 period. Net cash used in and provided by operating activities for the 2000 and 1999 quarters primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $1.6 million for the six months ended June 30, 2000 and $131,000 in the 1999 period. During the remainder of the year 2000, we expect to spend approximately $1.1 million in capital expenditures, of which $600,000 will be for gateway servers, $100,000 for data base servers, $200,000 for software and $200,000 in miscellaneous other equipment.

     Net cash provided by financing activities was $34.6 million for the six months ended June 30, 2000 and $444,000 for the 1999 period. Net cash provided by financing activities for the 2000 period was affected by proceeds from the company's initial public offering of its common stock, and the 1999 period was impacted by the proceeds from the company's line of credit and payment on capital leases.

     In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture. On April 17, 2000, the Company reached an agreement to purchase the remaining 40% interest in the joint venture for $600,000, which has been recorded as goodwill to be amortized over 5 years.

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


Forward Looking Statements

     Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating effieiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission").

                           PART II-OTHER INFORMATION


Items 1,3 and 5 are omitted from this report as inapplicable.
-------------------------------------------------------------

Item 2.   Changes in Securities.
--------------------------------


     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through June 30, 2000, the net proceeds were applied toward:

          -  Repayment of indebtedness, $2,946,195;

          - Equipment purchases including additional back-up systems, $1,906,850;

          -  Software development, $148,286; and

          - General corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $2,334,018.

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

WorldQuest issued 4,250 shares of common stock on April 26, 2000 upon exercise of warrants by the holders of such warrants and payments of the exercise price of $6.00 per share. WorldQuest also granted a warrant to purchase 50,000 shares of common stock, at an exercise price of $6.00 per share, to a consulting company on April 26, 2000, which were earned by such consultant under an existing agreement. WorldQuest issued these securities in reliance on the non-public offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission Of Matters To a Vote of Security Holders.
-------------------------------------------------------------

     The annual meeting of WorldQuest's stockholders was held on May 8, 2000. At the meeting, the directors named below were elected to hold office until the 2001 annual meeting of stockholders or until their successors are elected and qualified.

     Following is a tabulation of the votes relating to the election of directors:

                                                                       Abstention or
                         Shares voted   Shares voted      Shares      broker non-vote
Name                        "for"        "against"       withheld          shares
-----------------------  ------------   ------------   ------------   ---------------
B. Michael Adler            5,438,852        -               -              -

Michael R. Lanham           5,438,852        -               -              -

E. Denton Jones             5,438,852        -               -              -

Hugh E. Humphrey, Jr.       5,438,852        -               -              -

Nabil N. El-Hage            5,438,852        -               -              -

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B:


Exhibit
Number    Description of Exhibits
------    -----------------------

3.1 Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests' Form SB-2 Registration Statement, File No. 333-82721 (the "Prior Registration Statement"), and incorporated herein by reference.
3.2 Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.1 Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.
4.2 Amended and Restated Note dated May 5, 1999 payable to WorldQuest Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
          Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.3.1 Representatives' Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.2 Representatives' Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.3 Representatives' Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit
          4.3.3 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.4 Amended and Restated Note date August 15, 1999 payable to Eagle Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.
4.5 Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2 Registration Statement, file no. 333-93019 (the "Second Registration Statement"), and incorporated herein by this reference.
4.6 Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.
10.1 Purchase Agreement dated April 17, 2000 between WorldQuest and BDC, LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
*27.1     Financial Data Schedule.
------------------
* Filed herewith.
     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the second quarter of 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WORLDQUEST NETWORKS, INC.



August 14, 2000                 By:  /s/ Mark C. Levy
                                    -----------------
                                    Mark C. Levy, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)