Form 10QSB
period 2000-09-30
WORLDQUEST NETWORKS INC
filed 2000-11-14
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

                        Commission file number 0-27751



                           WORLDQUEST NETWORKS, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                              75-2838415
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     16990 Dallas Parkway, Suite 220, Dallas, Texas                 75248
     (Address of principal executive offices)                    (Zip Code)

        Issuer's telephone number, including area code:  (972) 818-0460


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           NO
     ---             ---

At November 1, 2000, the registrant had outstanding 6,381,199 shares of par value $.01 common stock.


Transitional Small Business Disclosure Format (check one):

                        Yes                 No  X
                            ---                ---

                           WORLDQUEST NETWORKS, INC.

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.
                         -----------------------------

                           WORLDQUEST NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  September 30,   December 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
Current assets:
               Cash and cash equivalents                                          $ 29,264,529    $  1,159,995
               Accounts receivable                                                     665,967         113,688
                                                                                  ------------    ------------
Total current assets                                                                29,930,496       1,273,683
Property & equipment, net                                                            4,228,437         574,573
Other assets                                                                         1,506,152       1,144,777
                                                                                  ------------    ------------
Total assets                                                                      $ 35,665,085    $  2,993,033
                                                                                  ============    ============

Current liabilities
               Accounts payable                                                   $  1,008,340    $  1,532,293
               Accrued expenses                                                        318,106         466,083
               Deferred revenue                                                        243,382         159,201
               Notes payable                                                                 -         266,814
               Line of credit from principal stockholder                                     -         888,725
               Current portion of capital lease obligation                                   -          98,815
               Subordinate promissory notes                                                  -         494,568
                                                                                  ------------    ------------
Total current liabilities                                                            1,569,828       3,906,499
Term loan                                                                            1,100,000       1,100,000
Accrued interest                                                                       280,854         199,814
Capital lease obligation                                                                     -          28,660

Commitments and contingencies

Minority interest in subsidiaries                                                      730,244               -

Stockholders' equity (deficit):
               Preferred stock, par value $0.01 per share;
                   Authorized shares--10,000,000; none
                   issued and outstanding at September 30,
                   2000 and December 31, 1999                                                -               -
               Common stock, par value $0.01 per share;
                   Authorized shares--50,000,000; issued and
                   outstanding shares--6,381,199 at
                   September 30, 2000 and 3,196,699
                   at December 31, 1999                                                 63,812          31,967
               Additional capital                                                   41,989,644       3,571,622
               Accumulated deficit                                                 (10,069,297)     (5,845,529)
                                                                                  ------------    ------------
Total stockholder equity (deficit)                                                  31,984,159      (2,241,940)
                                                                                  ------------    ------------
Total liabilities and stockholder equity                                          $ 35,665,085    $  2,993,033
                                                                                  ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                --------------------------    --------------------------
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Retail prepaid calling card revenue             $ 1,954,890    $ 1,302,364    $ 5,848,342    $ 3,646,101
Wholesale traffic and other                       1,057,092        363,135         56,821      1,306,998
                                                -----------    -----------    -----------    -----------
              Total revenue                       3,011,982      1,359,185      7,155,340      4,009,236
Cost of sales                                     2,598,233      1,126,167      6,206,267      3,348,593
                                                -----------    -----------    -----------    -----------
Gross margin                                        413,749        233,018        949,073        660,643
Selling, general and administrative               1,097,240      4,411,833      1,463,950        574,248
Research and development costs                       67,406         54,672        113,460        158,448
                                                -----------    -----------    -----------    -----------
Operating loss                                     (750,897)    (3,576,220)      (961,755)      (395,902)
Interest expense                                      5,433        (97,472)      (308,306)      (173,340)
Interest income                                     487,729              -      1,246,773              -
Net loss before extraordinary loss                 (257,735)      (493,374)    (2,637,753)    (1,135,095)
Extraordinary loss                                        -              -     (1,625,367)             -
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (257,735)   $  (493,374)   $(4,263,120)   $(1,135,095)
                                                ===========    ===========    ===========    ===========
Net loss per share before extraordinary loss-
basic and diluted                               $     (0.04)   $     (0.15)   $     (0.45)   $     (0.37)
                                                ===========    ===========    ===========    ===========
Net loss per share- basic and diluted           $     (0.04)   $     (0.15)   $     (0.72)   $     (0.37)
                                                ===========    ===========    ===========    ===========
Weighted average common shares outstanding -
basic and diluted                                 6,375,362      3,196,699      5,900,698      3,108,638
                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIT)
                                  (UNAUDITED)


                                          Common       Stock      Additional     Accumulated
                                          Shares      Amount       Capital         Deficit         Total
                                      =====================================================================
Balance at December 31, 1999            3,196,699   $  31,967   $  3,571,622   $ (5,806,177)   $ (2,202,588)

Sale of common stock in connection
    with initial public offering        3,162,500      31,625     36,204,942             --      36,236,567
Exercise of warrants issued in
    connection with subordinate
    promissory notes                       17,000         170        101,830             --         102,000
Exercise of stock options by
    current and/or former employees         5,000          50          4,950             --           5,000
Fair value of warrants issued
    for services                               --          --      2,106,300             --       2,106,300
Net loss                                       --          --             --     (4,263,120)     (4,263,120)
                                      ---------------------------------------------------------------------
Balance at September 30, 2000           6,381,199   $  63,812   $ 41,989,644   $(10,069,297)   $ 31,984,159
                                      =====================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                            Nine months ended
                                                                 June 30
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Operating Activities
Net Loss                                               ($ 4,263,120)   ($ 1,135,095)
Extraordinary loss                                        1,625,367               -

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
       Depreciation and amortization                        521,753         244,882
       Goodwill write-off                                         -         139,747
       Fair value of warrants issued for services         1,868,500         131,250
       Fair value of shareholder services                         -          56,310
       Other                                                 (4,477)              -
Changes in operating assets and liabilities:
       Accounts receivable                                 (552,279)         94,559
       Accrued interest                                      81,040          65,578
       Accounts payable and accrued expenses               (632,574)        386,673
       Deferred revenue                                      84,181          22,383
       Other assets                                      (2,040,841)       (504,589)
                                                       ------------    ------------
Net cash used in operating activities                    (3,312,450)       (498,302)

Investing Activities
Net additions to property and equipment                  (3,149,001)       (124,834)
                                                       ------------    ------------
Net cash used in investing activities                    (3,149,001)       (124,834)

Financing Activities
Changes in line of credit                                  (888,725)        360,130
Payments on capital leases                                 (127,475)       (126,408)
Payments on notes payable                                  (266,814)        (25,000)
Payments on promissory notes                               (494,568)              -
Proceeds from exercise of stock options and warrants        107,000               -
Sale of common stock                                     36,236,567         455,000
                                                       ------------    ------------
Net cash provided by financing activities                34,565,985         663,722

Increase in cash and cash equivalents                    28,104,534          40,586
Cash and cash equivalents at beginning of period          1,159,995          18,833
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 29,264,529    $     59,419
                                                       ============    ============

Supplemental Disclosure of Cash Flow Information
Interest paid                                          $    118,589    $     10,311
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

2.   Net Loss Per Share

     Net loss per share is based upon the weighted average common shares outstanding during the period and, if applicable, diluted earnings per share calculated based upon the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding. Stock options and warrants convertible into 1,401,947 and 561,031 shares of the Company's common stock at September 30, 2000 and 1999, respectively, are excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

3.   Initial Public Offering

     In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.   Warrants and Options

     In July, August and September 2000, the Company granted a joint venture partner company options to acquire 50,000 shares of common stock upon the completion of ten new Internet circuit installations by the joint venture partner. The fair value of these options, approximately $237,800, was recorded as an additional investment in the joint venture.

     In March and April 2000, the Company granted a consulting company options to acquire 50,000 shares of common stock upon the Company's execution of two Internet portal agreements arranged by the consulting company. The fair value of these options, approximately $1.3 million and $531,000, respectively, were expensed in March and April.

     In December 1999, the Company raised $1.9 million through the private placement of promissory notes and common stock purchase warrants. The fair value of the common stock purchase warrants was recognized as a discount on the debt and was being amortized over the expected life of the promissory notes. These notes were repaid in February and March 2000 from the proceeds of the Company's initial public offering. The unamortized fair value of the common stock purchase warrants and deferred issuance costs of $1.6 million at retirement of the notes has been recognized as an extraordinary loss in the accompanying statement of operations.

5.   Related Party Transactions

     In February 2000, the company repaid the outstanding principal of $889,000 on the line of credit with Eagle Venture Capital LLC (Eagle), a significant stockholder of the Company, using proceeds from the initial public offering. As of September 30, 2000, the Company owed Eagle $1.1 million under a term loan with principal and interest payable May 5, 2002.

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


   Item 2.   Management's Discussion and Analysis or Plan of Operation.
   -------------------------------------------------------------------

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

Results of Operations

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:


                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                                ------------------              ------------------
                                                  1999      2000                  1999      2000
                                                --------  --------              --------  --------
Retail prepaid calling card revenue                 95.8%     64.9%                 90.9%     81.7%
Wholesale traffic (1)                                4.2      35.1                   9.1      18.3
                                                --------  --------              --------  --------
     Total revenue                                 100.0     100.0                 100.0     100.0
Cost of sales                                       82.9      86.3                  83.5      86.7
                                                --------  --------              --------  --------
Gross margin                                        17.1      13.7                  16.5      13.3

Selling, general and administrative                 42.2      36.4                  36.5      61.7
Research and development                             4.0       2.2                   4.0       1.6
                                                --------  --------              --------  --------
Operating loss                                     (29.1)    (24.9)                (24.0)    (50.0)
Interest expense                                    (7.2)      0.1                  (4.3)     (4.3)
Other income                                          --      16.2                    --      17.4
                                                --------  --------              --------  --------
Net loss before extraordinary loss                 (36.3)%    (8.6)%               (28.3)    (36.9)
Extraordinary loss                                    --        --                    --     (22.7)
Net loss                                           (36.3)%    (8.6)%               (28.3)%   (59.6)%
                                                ========  ========              ========  ========

     ----------
     (1)  Wholesale traffic represents the sale of excess line capacity.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue

     Revenue increased to $3.0 million for the three months ended September 30, 2000 from $1.4 million for the comparable period in 1999. This $1.6 million increase is a result of additional retail revenue of $0.6 million as a result of the growth of our retail customer base, an increase in the number of purchases from our customers, somewhat offset by a lower average sales amount per purchase; and additional wholesale revenues of $1.0 million.


Cost of Sales

     Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $2.6 million for the three months ended September 30, 2000 from $1.1 million for the comparable period in 1999. This $1.5 million increase was primarily attributable to our increased sales volume and certain costs associated with the current implementation and testing of new Internet gateway locations as part of our network expansion, somewhat offset by improved margins on retail calling cards. We expect cost of sales to increase in absolute dollars in future periods, but decrease as a percentage of revenue as our sales volume increases.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $1.1 million for the 2000 quarter, from $0.6 million for the 1999 quarter. Selling, general and administrative expenses for the 2000 quarter include increased spending from the prior year quarter on advertising and marketing, travel, employee related expenses, and shareholder related expenses. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Research and Development Costs. Research and development costs consist primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs increased to $67,000 for the three months ended September 30, 2000 from $55,000 for the comparable period in 1999. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.


   Interest Expense, Net

     Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment and borrowings under a credit facility with our principal stockholder. For the three months ended September 30, 2000, interest expense was not significant and interest income totaled $488,000. Interest expense totaled $97,000 in the 1999 quarter, with no interest income in that quarter.

Income Taxes

     As of September 30, 2000, we had approximately $5.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


   Net Loss

     We incurred a net loss of $258,000 for the three months ended September 30, 2000 as compared to a net loss of $493,000 for the same quarter in 1999. The decrease in net loss of $235,000 in the 2000 quarter is due to increased sales volume and interest income.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenue

     Revenue increased to $7.2 million for the nine months ended September 30, 2000 from $4.0 million for the comparable period in 1999. This $3.2 million increase is a result of additional retail revenue of $2.2 million as a result of the growth of our retail customer base, an increase in the number of purchases from our customers, somewhat offset by a lower average sales amount per purchase, and additional wholesale sales of $1.0 million.


Cost of Sales

     Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $6.2 million for the nine months ended September 30, 2000 from $3.3 million for the comparable period in 1999. This $2.9 million increase was primarily attributable to our increased sales volume and certain costs associated with the current implementation and testing of new Internet gateway locations as part of our network expansion, somewhat offset by improved margins on retail calling cards. We expect cost of sales to increase in absolute dollars in future periods, but decrease as a percentage of revenue as our sales volume increases.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $4.4 million for the nine months ended September 30, 2000, from $1.5 million for the 1999 period, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999. Selling, general and administrative expenses for 2000 include a charge of $1.9 million relating to the fair value of warrants granted to a consultant on completion of strategic portal relationship agreements, and increased spending from the prior year period on advertising and marketing, travel, employee related expenses, and shareholder related expenses. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Research and Development Costs. Research and development costs consist primarily of payroll and related expenses for evaluating and integrating new hardware and software, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Research and development costs decreased to $113,000 for the nine months ended September 30, 2000 from $158,000 for the comparable period in

1999 due to capitalization of certain product development costs in the 2000 period. While we will continue to incur expenses for research and development to increase our product line and enhance our services, we expect these expenditures will continue to decrease as a percentage of revenue as our sales volume increases.


   Interest Expense, Net

     Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment, borrowings under a credit facility with our principal stockholder and to unsecured subordinated convertible promissory notes issued in a private offering in December 1999. For the nine months ended September 30, 2000, interest expense totaled $308,000, which includes non-cash charges of $224,000 relating to the fair value of warrants relating to financing activities prior to our initial public offering which were paid off with proceeds from the offering. Interest income for the nine months ended September 30, 2000 was $1.2 million. This compares to interest expense of $173,000 in the 1999 period. There were no non-cash items or interest income in the 1999 period.


   Extraordinary Loss

     During the nine months ended September 30, 2000, the unamortized fair value of warrants and issuance costs relating to the company's private placement of $1.9 million of promissory notes in December 1999 were expensed as an extraordinary loss upon early retirement with proceeds of the IPO amounted to $1.6 million. There was no extraordinary loss in the 1999 period.


Income Taxes

     As of September 30, 2000, we had approximately $5.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


   Net Loss

     We incurred a net loss of $4.3 million for the nine months ended September 30, 2000 as compared to a net loss of $1.1 million for the same period in 1999. Included in the 2000 net loss of $4.3 million were non-cash marketing expenses of $1.9 million, an extraordinary loss of $1.6 million relating to the write-off of unamortized fair value of warrants and issuance costs relating to the company's private placement of $1.9 million of promissory notes in December 1999 upon retirement with proceeds of the IPO, and other non-cash interest expenses of $224,000 million relating to financing activities prior to the IPO which are noted above. Net loss, adjusted to exclude these cash and non-cash expenses was $545,000. The adjusted net loss of $545,000 in the 2000 period decreased from a net loss of $1.1 million in the 1999 period, which included the write off of $140,000 of goodwill in connection with the termination of our Costa Rican operations in June 1999, due to increased sales volume, higher gross margins and interest income.



Liquidity and Capital Resources

     As of September 30, 2000, we had approximately $29.3 million of cash and cash equivalents. As of that date, our principal commitments consisted of contracts for long distance transmissions and our credit facility with our principal stockholder.

     Outstanding amounts owed to our principal stockholder as of September 30, 2000 were $1.1 million. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share. We also continue to have a line of credit with our principal stockholder. The amount we are able to borrow under this line of credit was increased to $1.4 million by an amendment to our credit facility in August 1999. No borrowings were outstanding under this facility at September 30, 2000.

     Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2000 and was $498,000 in the 1999 period. Net cash used in and provided by operating activities for the 2000 and 1999 periods primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2000 and $125,000 in the 1999 period. During the remainder of the year 2000, we expect to spend approximately $1.6 million in capital expenditures, of which $500,000 will be for telephone switching equipment, $200,000 will be for gateway servers, $200,000 for data base servers, $500,000 for software and $200,000 in miscellaneous other equipment.

     Net cash provided by financing activities was $34.6 million for the nine months ended September 30, 2000 and $664,000 for the 1999 period. Net cash provided by financing activities for the 2000 period was affected by proceeds from the Company's initial public offering of its common stock, and the 1999 period was impacted by the proceeds from the Company's line of credit and payment on capital leases.

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



Forward Looking Statements

Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our 10-QSB, 8-K and 10-KSB reports filed with the Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You may find information on how to access these calls at our web site www.wqn.com.
         -----------

PART II-OTHER INFORMATION


Items 1, 3 and 5 are omitted from this report as inapplicable.
-------------------------------------------------------------

Item 2.  Changes in Securities.
------------------------------

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through September 30, 2000, the net proceeds were applied toward:

     -    Repayment of indebtedness, $2,946,195;

     -    Equipment purchases including additional back-up systems, $2,743,105;

     -    Software development, $214,012; and

     - General corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $2,591,119.

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

WorldQuest granted warrants to purchase 50,000 shares of common stock, at exercise prices ranging from $4.5625 to $7.00 per share, to a joint venture partner in July, August and September 2000. WorldQuest issued these securities in reliance on the non-public offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B:


Exhibit
Number    Description of Exhibits
-------   -----------------------
3.1 Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests' Form SB-2 Registration Statement, File No. 333-82721 (the "Prior Registration Statement"), and incorporated herein by reference.
3.2 Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.1 Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.
4.2 Amended and Restated Note dated May 5, 1999 payable to WorldQuest Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
          Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.3.1 Representatives' Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.2 Representatives' Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.3 Representatives' Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit
          4.3.3 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.4 Amended and Restated Note date August 15, 1999 payable to Eagle Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.
4.5 Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2 Registration Statement, file no. 333-93019 (the "Second Registration Statement"), and incorporated herein by this reference.
4.6 Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.
10.1 Purchase Agreement dated April 17, 2000 between WorldQuest and BDC, LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
*27.1     Financial Data Schedule.
-----------------------
* Filed herewith.
     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDQUEST NETWORKS, INC.



November 14, 2000              By:  /s/Mark C. Levy
                                    --------------------------------------------
                                    Mark C. Levy, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)