Form 10KSB
period 2000-12-31
WORLDQUEST NETWORKS INC
filed 2001-03-08
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period______ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X   NO____
   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $12,906,173.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $2.6875 per share, was $8,807,615 as of December 31, 2000.

At March 1, 2001, the registrant had outstanding 6,381,199 shares of par value $.01 common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

                   Yes ______              No  X
                                             ------

                               TABLE OF CONTENTS


ITEM 1.       DESCRIPTION OF BUSINESS.....................................................................     1
ITEM 2.       DESCRIPTION OF PROPERTY.....................................................................    11
ITEM 3.       LEGAL PROCEEDINGS...........................................................................    11
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    11

                                        PART II
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................    12
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................................    13
ITEM 7.       FINANCIAL STATEMENTS........................................................................    23
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................    23

                                       PART III
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL........................................    24
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................................    24
ITEM 10.      EXECUTIVE COMPENSATION......................................................................    24
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................    24
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................    24
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K............................................................    24

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

         We are an international Internet telephony company. We sell virtual prepaid calling cards through our interactive and easy to use Web site and transmit long distance calls at discounted rates through our Internet and traditional networks. We also market and sell our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls and send faxes on line with two clicks of a computer mouse from anywhere in the world. We advertise, sell and deliver our products worldwide through the Internet.

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

Forward Looking Statements

         This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. See Item 6 - "Management's Discussion and Analysis or Plan of Operations -- Forward Looking Statements" for a further discussion of these "forward-looking statements."

Industry Overview

         The Internet is an increasingly significant interactive global medium for communication, information and commerce. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31 million in 1998 to more than 183 million in 2003.

         Emergence of Internet Telephony. Internet telephony has emerged as a low cost alternative to traditional long distance telephony. Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are routed over the Internet or through data networks. The use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. Also, routing calls over the Internet is more cost-effective than routing calls over traditional circuit-switched networks, because the packet-switching technology that enables Internet telephony is more efficient than traditional circuit-switched voice technology. Packet-based networks, unlike circuit-based networks, do not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

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

         WebOrganizer(TM). A service we developed and made available on our Web site in the fourth quarter of 1999 is our WebOrganizer(TM). The WebOrganizer is an intelligent electronic address book and calendar with names, telephone numbers and scheduled events which is maintained by us on our secure Web site. This service is a membership club and is interactive so the customer can add and delete names, numbers and events. The WebOrganizer enables an approved customer to make an international long distance call or PC generated facsimile transmission from any country to any other country at our international United States long distance rates, or domestic calls or PC facsimile transmissions within the United States, by simply accessing our Web site and following the prompts to the page for the WebOrganizer for such customer, selecting the number where the customer is located and then "clicking" the name and number of the person to be called or to whom the facsimile transmission is to be sent. Additional services are currently being developed and tested for the WebOrganizer. These services will allow WebOrganizer customers to send, receive and forward faxes directly from their PC's, recharge their prepaid calling account, receive and retrieve voice-mail, send and receive e-mail from their existing e-mail service and have calls forwarded to them anywhere in the world. Most of these services will be equally accessible from a telephone or from the Internet.

         Resale of Virtual Calling Cards. We also buy virtual calling cards processed through other companies' platforms. We buy them at a discount and sell them to our customers on our Web site as our virtual calling cards. We sell these virtual calling cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable. We estimate that approximately 72.5% and 70.5%, respectively, of our revenues for the fiscal years ended December 31, 2000 and 1999 were generated from these virtual calling cards processed through other companies' platforms. As we increase our infrastructure and negotiate better rates with international carriers, it is expected that the resale of these virtual calling cards will become a less significant part of our total business.

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

         Our Internet Gateway Network. As of March 1, 2001, we had international gateways operational in Mexico, Sri Lanka, India, Pakistan, Bangladesh, United Arab Emirates, Philippines and Jamaica. As of such date, we also had domestic gateways operational in Dallas and in Newark, New Jersey. We intend to place Internet gateways in various other countries. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. Our contracts with the local person or entity are generally for a one year term and are renewable unless either party declines to renew. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway. During fiscal 2000, we entered into joint venture agreements with two Internet telephony companies for the development and use of Internet gateways in certain countries for both our retail and wholesale business. We split the profits from the wholesale revenues of each joint venture equally with our joint venture partner.

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

         Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. They are not based on international or local long distance rates.

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

Credit Card Processing Arrangements

         All sales of our virtual calling cards are made over the Internet through credit card purchases. We use credit card processing companies to verify credit cards. These companies are connected to our platform and data base and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee. We have used a portion of the proceeds of our recently completed initial public offering to further increase our allowed base for credit card sales by increasing the deposits we maintain with our processing companies.

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

         We place advertisements on various Web sites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web site. We believe that placing banner advertising on these Web sites and portals may significantly increase our targeted exposure to prospective customers and increase our name identity.

         Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. All new virtual calling card purchasers are automatically added to our electronic mailing list, which consists of over 150,000 prior purchasers as of March 1, 2001 and Internet customers of our local Internet service providers in other countries. We e-mail messages on a periodic basis to our customers announcing new rates, new countries, new products and new features.

         Electronic Mail to Select Mailing Lists. We also deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

         Other Methods. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet. Such methods may include the use of an affiliate program, chat rooms, video e-mail and other methods.

         WebOrganizer(TM). During the fourth quarter of 1999, we released WebOrganizer(TM). WebOrganizer(TM) is an intelligent address book and calendar that enables customers to make domestic and international phone calls and some faxes online with two clicks of a computer mouse from anywhere in the world. Our WebOrganizer(TM) is currently available in English, Spanish and Portugese. We also plan to make it available in other languages.

Customer Support and Service

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support and service personnel are available from 6:00 a.m. to midnight Central Time, five days a week to provide assistance via e-mail or telephone. They are responsible for handling all customer inquiries.

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

     - Dell clustered Servers for Web and data base applications running Windows NT, Windows 2000 and Microsoft SQL Server 7.0;

     - Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

     - Microsoft SQL Server 7.0 is a relational database. All customer names and addresses, PINs, number of purchases and call records are stored within this data base.

        We depend on Internet service providers to provide Internet access to us and our customers. As of March 1, 2001, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our virtual calling cards through our Web site, and Web initiated calls could not be made by our customers, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

     Our customers also rely on Internet service providers for access to the Internet. If our customers cannot access the Internet, they cannot access our Web site to purchase virtual calling cards or make Web initiated calls.

Government Regulation

     Regulation of the Internet. The United States Congress and the Federal courts have taken actions that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. For example, Congress has adopted legislation that regulates certain aspects of the Internet. This includes restrictions on some forms of content. These regulations have had mixed success in the Federal courts. The Supreme Court has struck down some restrictions on indecent content, but has upheld other restrictions on harassing Internet messages.

Conversely, Congress passed legislation in 1998 that imposed a three year moratorium on the imposition of new taxes on Internet transactions. At the same time, numerous new bills have been proposed that would further regulate various aspects of Internet commerce, and ensure the continued deregulation of others. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated by the United States government.

     The European Union has also enacted several directives relating to the Internet, including one permitting European consumers to sue in their own country persons from another country retailing goods over the Internet. On the other hand, the G8 countries have recommended that digital products (such as our virtual calling cards) should be exempt from all import taxes and custom duties. As with the United States Congress, the European Union, and the governments of individual foreign countries, are actively considering proposed legislation that could result in new regulations on the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, jurisdiction to sue, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, these laws do not contemplate or address the unique issues of the Internet and related technologies.

     Potential Regulation of Internet Telephony. To our knowledge, there are currently no domestic and few international laws or regulations that prohibit the transmission of voice communications over the Internet. If Congress, the FCC, state regulatory agencies or governments of other countries impose substantial regulations relating to Internet telephony, the growth of our business could be adversely affected. In the United States, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation telecommunication services provided over the Internet. State public utility commissions may also attempt to regulate the provision of intrastate Internet telephony services. In late 1998 and early 1999, however, the FCC issued two decisions that suggest that all transmissions over the Internet may be jurisdictionally interstate, and these decisions may restrict the ability of state public utility commissions to regulate Internet telephony. Recently, however, a Colorado court ruled that Internet telephony companies would be subject to payment of originating and terminating access charges to the incumbent provider. Imposition of such charges on our services would increase our costs. Internationally, a number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony.

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

     Legislation imposing a moratorium on the ability of states to impose new taxes on Internet-based transactions was passed by the United States Congress in 1998. The tax moratorium will be in effect only until October 2001 but legislation is currently pending in Congress to extend the moratorium. If the moratorium expires at the end of its three-year term, there can be no assurance that the moratorium will be renewed at the end of such period. Failure to renew the moratorium could allow various states to impose new taxes on Internet-based commerce. The imposition of such taxes could have a material adverse effect on our business, financial condition and operating results. The same legislation that imposed the moratorium also established an Advisory Commission to consider methods by which states could impose sales taxes on Internet transaction.

Competition

     With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom, Cable & Wireless and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including Ursus Telecom Corporation, RSL Communications, IDT Corp. and ValuComm Communications Corp. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

     An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. As a result, we may not be able to compete effectively with our competitors in this market, or to increase our customer base. Various major long distance providers, including AT&T, Bell Atlantic Corporation and Deutsche Telekom AG, as well as other major companies, including Motorola, Inc., Intel Corporation and AOL-Time Warner, Inc., have all entered or plan to enter the Internet telephony market, in some cases by investing in companies engaged in the development of Internet telephony products. Our competitors also include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers. Net2Phone, Delta Three, ITXC Corp., iBasis, Inc. and MCI WorldCom provide a range of Internet telephony services to consumers and businesses that are similar to the ones we offer. Several other companies, including AT&T, Sprint and Qwest Communications, have announced their intention to offer these services on a wider basis in both the United States and internationally.

     In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the

Internet. Current Internet telephony products include VocalTec Communications, Ltd.'s Internet Phone, QuarterDeck Corporation's WebPhone and Microsoft's NetMeeting. Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Nuera Communications, Clarent Corporation and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

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

Possible Growth Through Acquisitions

     We may seek to grow our business through acquisitions of other companies in our business or a similar business. We review acquisition candidates from time to time. If a candidate meets our criteria, we may elect to acquire it using cash, Common Stock, or a combination of both.


Intellectual Property and Other Proprietary Rights

     Our success depends in part upon our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We protect our proprietary software through United States copyright laws, and the source code for our proprietary software is protected under trade secret laws. In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." The cancellation proceeding for the registered trademark "WorldQuest" and the opposition proceeding in the trademark application for "WorldQuest Networks" will most likely be consolidated by the Patent and Trademark Office into a single proceeding in the next several months. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registered trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online, and thus, the steps that we take may be inadequate to protect our rights. We cannot assure you that we will be issued any of these trademarks and may find that such marks are unavailable.

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

     On July 9, 1999 and on May 23, 2000, we filed patent applications with the United States Patent and Trademark office for the architecture of certain of our software applications. These applications allow customers to Web initiate calls using our world access virtual calling cards and to Web initiate collect calls using our phone collect product.

Research and Development

     We consider the amounts spent by us for research and development during 2000 and 1999 to be immaterial.

Environmental Matters

     Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

Employees

     As of December 31, 2000, we had 20 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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


                      [This Space Intentionally Left Blank]

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     WorldQuest's Common Stock has traded on the Nasdaq National Market under the symbol "WQNI" since February 4, 2000, the effective date of our registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

                                                 Common Stock Price Range
                                                 ------------------------
                                                 High                 Low
                                                 ----                 ---

Year ended December 31, 2000
First Quarter (since February 4 only).........   $38.375           $13.00
Second Quarter ...............................     25.50             6.00
Third Quarter.................................      7.25           3.4375
Fourth Quarter................................     5.125             1.25

     As of March 1, 2001, there were approximately 34 stockholders of record of our Common Stock and approximately 2,300 additional beneficial owners of our Common Stock.

Dividend Policy

     We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Use of Proceeds of Initial Public Offering

     As noted above, the effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share to an underwriting syndicate led by Kaufman Bros., L.P., John G. Kinnard and Company Incorporated and WestPark Capital, Inc. The offering commenced on February 4, 2000 and the sale of 2,750,000 shares was closed on February 9, 2000 and the sale of an additional 412,500 shares, representing the over-allotment option, was closed on February 22, 2000. The initial public offering resulted in gross proceeds of $41.1 million, $3.1 million of which was applied toward the underwriting discount. Expenses relating to the offering, including a non-accountable expense reimbursement to the underwriters, totaled approximately $1.7 million. Net proceeds to WorldQuest were $36.3 million. From the time of receipt through December 31, 2000, the net proceeds were applied toward:

     -    repayment of indebtedness, $2,946,195;

     -    equipment purchases including additional back-up systems, $2,958,191;

     -    software development, $280,412; and

     - general corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $2,723,935.

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

     Accounts receivable consists of amounts owed by credit card processing companies relating to prepaid virtual calling card sales, and amounts owed by long distance carriers for processed call traffic. At December 31, 2000 and 1999, two credit card processing companies accounted for 8% and 64% of total accounts receivable. At December 31, 2000, one long distance carrier accounted for 63% of total accounts receivable, but no long distance carrier accounted for more than 10% of accounts receivable at December 31, 1999. Customers purchase our virtual prepaid calling cards primarily using major credit cards which are reimbursed by credit card processing companies. Accordingly, we do not routinely perform on-going credit evaluations of our customers, but do perform evaluations of our credit card processors. The Company's receivables are generally unsecured. During1999, no one customer accounted for more than 10% of total sales. During 2000, one wholesale traffic customer accounted for $2,067,135, or 16%, of total sales. This customer ceased transmitting traffic through the Company's network in February 2001.

          Expenses. Due to our changing business model from fax services to Internet telephony services, we substantially expanded our infrastructure and increased our capital expenditures and capital lease obligations relating to property and equipment. During 2000, our capital expenditures and payments on capital leases totaled $3,758,366. These capital expenditures and payments on capital leases were $395,000 during 1999. As we continue to grow, we expect to expand our infrastructure by increasing our capital expenditures and leases. We expect these expenditures will represent a smaller percentage of sales as our sales volume grows.

     Since inception, we have incurred significant losses and, as of December 31, 2000, had an accumulated deficit of $(10.6) million. We expect operating losses and negative cash flow to continue through at least the second quarter of 2001. We expect to incur additional costs and expenses related to:

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

Results of Operations

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                               Year ended
                                                              December 31,
                                                          -------------------
                                                          1999           2000
                                                          ----           ----
     Retail prepaid calling card revenue                   92.5%          61.2%
     Wholesale traffic                                      7.5           38.8
     Other                                                   --            --
                                                          -----          -----
       Total revenue                                      100.0          100.0

     Cost of sales                                         84.6           86.1
                                                          -----          -----
     Gross margin                                          15.4           13.9

     Selling, general and administrative                   43.7           46.5
                                                          -----          -----
     Operating loss                                       (28.3)         (32.6)
     Interest income (expense)                             (7.7)          10.7
     Other expense                                           --           (2.3)
                                                          -----          -----
     Net loss before extraordinary loss                   (36.0)         (24.2)
     Extraordinary loss                                      --          (12.6)
                                                          -----          -----
     Net loss                                             (36.0)%        (36.8)%
                                                          =====          =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

     Revenue increased to $12.9 million for the year ended December 31, 2000 from $5.6 million for 1999 as a result of the significant growth of our network and retail customer base. The growth in revenue of $7.3 million represents $4.6 million from additional wholesale traffic, and $2.7 million from additional retail sales. Of the $12.9 million revenue for the year ended December 31, 2000, $7.9 million represents prepaid virtual calling card revenue and the remainder represents wholesale traffic of $5.0 million and other revenue of $11,000. Of the $5.0 million in wholesale traffic, approximately $2.1 million was attributable to one customer who ceased transmitting traffic over our network in February 2001.


Cost of Sales

     Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $11.1 million for the year ended December 31, 2000 from $4.8 million for 1999. This $6.3 million increase was primarily attributable to our increased sales volume in both retail and wholesale. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $6.0 million for 2000 from $2.5 million for 1999. These expenses for 2000 included a non-cash charge of $1.9 million for the value of warrants issued related to the signing of marketing agreements with two Internet portals. Excluding this non-cash item, selling, general and administrative expenses decreased to 32% of revenues in 2000, from 43.7% in 1999. These expenses for 1999 included a write off of $300,000 of deferred costs associated with a previous public offering registration statement which was withdrawn. Selling, general and administrative expenses are expected to continue to decrease as a percentage of revenue in future periods because our sales of calling cards are based on e-commerce which allows increases in calling card purchases without having to incrementally add overhead. We expect these expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.


   Interest Income (Expense), Net

     Interest income for 2000 amounted to $1.4 million and consisted of $1.7 million income from short-term investments of cash on hand, less interest expense of $336,000 attributable to borrowings under a credit facility with our principal stockholder, unsecured subordinated convertible promissory notes issued in a private offering in December 1999, and capital leases. The increase to $1.4 million of interest income for the year ended December 31, 2000 from $438,000 interest expense for 1999 is attributable to the proceeds from the Company's initial public offering on February 4, 2000.


   Other Expense

     Other expense consists of a $300,000 charge taken on the value of investments in foreign termination arrangements not yet in operation at December 31, 2000.


   Net Loss After Extraordinary Item

     We incurred a net loss of $(4.7) million for the year ended December 31, 2000 as compared to $(2.0) million for 1999. Net loss for 2000 was affected by a $1.8 million non-cash charge for the value of warrants issued in connection with certain marketing agreements with Internet portals, a $1.6 million extraordinary loss for the value of warrants and issue costs relating to unsecured subordinated convertible promissory notes issued in a private offering in December 1999, and a $300,000 non-operating charge taken on the value of investments in foreign termination arrangements not yet in operation at December 31, 2000.

   Income Taxes

     As of December 31, 2000, we had approximately $9.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Developments

     During 2000, one wholesale customer accounted for 16% of our total sales. This customer ceased transmitting traffic through our network in February 2001. At March 1, 2001, this customer owed us approximately $820,000 for traffic transmitted during 2001. We anticipate that litigation will be necessary to collect this receivable. There can be no assurance that we can collect this receivable.

Liquidity and Capital Resources

     As of December 31, 2000, we had approximately $29.0 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations under leases and contracts for long distance transmissions and our credit facility with our principal stockholder.

     Outstanding amounts owed to our principal stockholder as of December 31, 2000 and 1999 were $1.1 million and $2.0 million, respectively. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share.

     Our initial public offering of Common Stock closed in February 2000. We sold 3,162,500 shares of Common Stock at a price of $13.00 per share. After underwriting discounts and expenses of the offering, the net proceeds to us were $36.3 million.

     In December 1999, we raised $1.9 million, before offering costs of $255,000, through the private placement of units consisting of promissory notes with a face value of $1.9 million and common stock purchase warrants. The notes bear interest at 8% per annum and mature and became immediately due and payable upon closing of our initial public offering. The fair value of the stock purchase warrants of $1.5 million was recognized as additional interest expense over the term of the promissory notes. These notes were fully repaid during February and March 2000 from the proceeds of our initial public offering. The remaining unamortized amount of the fair value of the stock purchase warrants and deferred offering costs of approximately $1.6 million were expensed as an extraordinary loss in 2000.

     Net cash used in operating activities was $1.7 million for the year ended December 31, 2000 and $1.1 million in 1999. Net cash used in operating activities for 2000 and 1999 primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $3.6 million for the year ended December 31, 2000 and $223,000 in 1999. During 2001, we expect to spend approximately $3.0 million in capital expenditures, of which $800,000 will be for telephony switching equipment, $700,000 for gateway servers, $500,000 for data base servers, $500,000 for software and $500,000 in miscellaneous other equipment and licenses.

     Net cash provided by financing activities was $33.2 million for the year ended December 31, 2000 and $2.5 million for 1999. Net cash provided by financing activities for 2000 was impacted by the proceeds of the Company's initial public offering, and 1999 was affected by higher levels of borrowings under our credit facility with our principal stockholder and proceeds from the private placement of common stock and the issuance of unsecured subordinated convertible promissory notes.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. We will be required to adopt this standard effective January 1, 2001. As the Company does not currently hold or utilize derivative instruments, the adoption of this standard will not have a significant effect on the Company's results of operations or financial position.


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

     Since inception, we have incurred operating losses, and as of December 31, 2000, we had an accumulated deficit of $(10.6) million. We incurred net losses from operations of $(3.1) million and $(2.0) million for the fiscal years ended December 31, 2000 and 1999, respectively.

     We expect operating losses and negative cash flow to continue through at least the second quarter of 2001. However, there can be no assurance that we will be profitable beginning in the third quarter of 2001, because we expect to incur additional costs and expenses related to:

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

     -   evaluating and completing potential acquisitions of other companies.


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

     We may not be able to compete with providers that can bundle long distance services with other offerings.

     Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce our revenues.


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

     The market prices of the securities of Internet-related and online commerce companies have been especially volatile. The trading prices of many Internet companies' stocks fell dramatically during 2000 any may still reflect valuations substantially above historical levels. We cannot assure stockholders that these trading prices will not continue to be volatile or that valuations will be sustained. Broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance.

     Our business may be adversely affected if we are not able to protect our intellectual property and other proprietary rights from infringement.

     Our success depends in part upon our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. We have a pending trademark application on file with the Patent and Trademark Office for "WorldQuest Networks." This application was challenged by Qwest Communications, who filed a notice of opposition currently pending before the Patent and Trademark Office. Qwest Communications has also instituted a cancellation proceeding in the Patent and Trademark Office for our registered trademark "WorldQuest". The opposition and cancellation proceedings will most likely be consolidated by the Patent and Trademark Office into a single proceeding in the next several months. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registered trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. Therefore, the steps that we take may be inadequate to protect our rights.

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


Forward Looking Statements

     Certain statements in this Form 10-KSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation", are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing an technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed above under "Risk Factors That May Effect Results of Operations and Financial Condition," and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our 10-QSB, 8-K and 10-KSB reports filed with the Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You may find information on how to access these calls at our website www.wqn.com.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

        The financial statements required by this item begin at Page F-1 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.






                      [This Space Intentionally Left Blank]

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

        The information regarding the directors and executive officers of WorldQuest in the Proxy Statement relating to WorldQuest's 2001 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

        The information regarding executive compensation in the Proxy Statement relating to WorldQuest's 2001 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WorldQuest's 2001 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding certain relationships and related transactions in the Proxy Statement relating to WorldQuest's 2001 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2000, is incorporated herein by reference.

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

                  2.     Exhibits required to be filed by Item 601 of Regulation
        S-B:

Exhibit
Number            Description of Exhibits
------            -----------------------
3.1               Certificate of Incorporation of WorldQuest, filed as Exhibit
                  3.1 to WorldQuest's Form SB-2 Registration Statement, File No.
                  333-82721 (the "Prior Registration Statement"), and incorporated herein by this reference.
3.2               Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior
                  Registration Statement, and incorporated herein by this reference.
4.1               Specimen common stock certificate, filed as Exhibit 4.1 to the
                  Prior Registration Statement, and incorporated herein by this reference.
4.2               Amended and Restated Note dated May 5, 1999 payable to
                  WorldQuest Networks, LLC (now known as Eagle Venture Capital,
                  LLC), filed as Exhibit 4.2 to the Prior Registration
                  Statement, and incorporated herein by this reference.
4.3.1             Representatives' Warrant dated February 4, 2000 granted to
                  John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual
                  Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
4.3.2             Representatives' Warrant dated February 4, 2000 granted to
                  Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

Exhibit
Number            Description of Exhibits
------            -----------------------

   4.3.3          Representatives' Warrant dated February 4, 2000 granted to
                  WestPark Capital, Inc. for 27,500 shares of common stock,
                  filed as Exhibit 4.3.3 to WorldQuest's Annual Report on Form
                  10-KSB for the fiscal year ended December 31, 1999, and
                  incorporated herein by this reference.
   4.4            Amended and Restated Note date August 15, 1999 payable to
                  Eagle Capital Venture, LLC, which replaces the Amended and
                  Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.
   4.5            Form of Unsecured Subordinated Convertible Promissory Note
                  issued in the private placement closed in December 1999 (the
                  "Private Placement"), filed as Exhibit 4.5 to WorldQuest's
                  Form SB-2 Registration Statement, file no. 333-93019 (the
                  "Second Registration Statement"), and incorporated herein by this reference.
   4.6            Form of Warrant issued in the Private Placement, filed as
                  Exhibit 4.6 to the Second Registration Statement, and
                  incorporated herein by this reference.
 * 4.7            Warrant to Purchase 50,000 shares of common stock granted to
                  Advanced Multimedia Group, Inc. on March 16, 2000.
 * 4.8            Warrant to Purchase 50,000 shares of common stock granted to
                  Advanced Multimedia Group, Inc. on April 26, 2000.
  10.1            Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC, LLC, filed as Exhibit 10.1 to the Prior Registration
                  Statement, and incorporated herein by this reference.
  10.2            Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the
                  Prior Registration Statement, and incorporated herein by this reference.
  10.3            Stock Option Agreement dated December 7, 1998 granted to
                  Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the
                  Prior Registration Statement, and incorporated herein by this reference.
  10.4            Stock Transfer Agreement dated December 7, 1998 between
                  WorldQuest Communications, Inc., WorldQuest Networks, LLC and
                  WorldQuest, filed as Exhibit 10.4 to the Prior Registration
                  Statement, and incorporated herein by this reference.
  10.5            Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle
                  Venture Capital, LLC amending and clarifying the Stock
                  Transfer Agreement filed as Exhibit 10.4, filed as Exhibit
                  10.7 to the Prior Registration Statement, and incorporated herein by this reference.
  10.6            Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the
                  Second Registration Statement, and incorporated herein by this reference.
  10.7            Purchase Agreement dated April 17, 2000 between WorldQuest and
                  BDC, LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly
                  Report on Form 10-QSB for the fiscal quarter ended March 31,
                  2000, and incorporated herein by this reference.
  10.8            2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest's
                  Form S-8 Registration Statement, File No. 333-54498, and
                  incorporated herein by this reference.
 *10.9            Joint Venture Agreement of WQIA Joint Venture dated June 8,
                  2000.
 *10.10           Joint Venture Agreement of WorldQuest/Everest Joint Venture
                  dated June 30, 2000.
 *21.1            List of Subsidiaries.
 *23.1            Consent of Ernst & Young LLP.

-----------------------
* Filed herewith.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLDQUEST NETWORKS, INC.



March 6, 2001                 By:      /s/ B. Michael Adler
                                       ------------------------------
                                       B. Michael Adler, Chief Executive Officer
                                       (Principal Executive Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 6, 2001                 /s/ B. Michael Adler
                              --------------------------------------------------
                              B. Michael Adler
                              Director (Chairman)

March 6, 2001                 /s/ Michael R. Lanham
                              --------------------------------------------------
                              Michael R. Lanham
                              Director

March 7, 2001                 /s/ E. Denton Jones
                              --------------------------------------------------
                              E. Denton Jones
                              Director

March 7, 2001                 /s/ Elizabeth H. Buchler
                              --------------------------------------------------
                              Elizabeth H. Buchler
                              Director

March 7, 2001                 /s/ Nabil N. El-Hage
                              --------------------------------------------------
                              Nabil N. El-Hage
                              Director

March 8, 2001                 /s/ Robert A. Farmer
                              --------------------------------------------------
                              Robert A. Farmer
                              Director

March 6, 2001                 /s/ Mark C. Levy
                              --------------------------------------------------
                              Mark C. Levy
                              Chief Financial Officer (Principal Financial and
                              Accounting Officer)

                           WorldQuest Networks, Inc.

                  Index to Consolidated Financial Statements

                                   Contents

Report of Independent Auditors..............................................................................  F-2
Consolidated Balance Sheets as of December 31,  2000 and 1999...............................................  F-3
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2000.......  F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the two years in the period ended December 31, 2000..............................................................................  F-5
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2000.......  F-6
Notes to Consolidated Financial Statements..................................................................  F-7

                        Report of Independent Auditors


Board of Directors
WorldQuest Networks, Inc.

     We have audited the accompanying consolidated balance sheets of WorldQuest Networks, Inc., as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldQuest Networks, Inc., at December 31, 2000 and 1999, and the consolidated results of it's operations and cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young LLP

February 2, 2001
Dallas, Texas

                           WORLDQUEST NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,     December 31,
                                                                                     1999             2000
                                                                                     ----             ----
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................       $ 1,159,995     $ 29,012,196
     Accounts receivable...................................................           113,688        1,248,619
                                                                                  -----------     ------------
Total current assets.......................................................         1,273,683       30,260,815
Property and equipment, net................................................           574,573        4,275,289
Other assets...............................................................         1,144,777        1,193,802
                                                                                  -----------     ------------
Total assets...............................................................       $ 2,993,033     $ 35,729,906
                                                                                  ===========     ============

                                   LIABILITIES
Current liabilities:
   Accounts payable........................................................       $ 1,532,293     $  1,217,027
   Accrued expenses........................................................           466,083          646,559
   Accrued interest........................................................                --          320,436
   Deferred revenue........................................................           159,201          316,073
   Note payable............................................................           266,814               --
   Line of credit from principal stockholder...............................           888,725               --
   Current portion of capital lease obligation.............................            98,815               --
   Subordinate promissory notes............................................           494,568               --
                                                                                  -----------     ------------
Total current liabilities..................................................         3,906,499        2,500,095
Term loan..................................................................         1,100,000        1,100,000
Accrued interest...........................................................           199,814               --
Capital lease obligation...................................................            28,660               --

Minority interests in joint ventures                                                       --          666,998
                                                                                  -----------     ------------
Commitments and contingencies                                                       5,234,973        4,267,093

Stockholders' equity (deficit):
   Preferred stock, par value $0.01 per share:
   Authorized shares--10,000,000; none issued and outstanding at
     December 31, 1999 and 2000............................................                --               --
   Common stock, par value $.01 per share:
   Authorized shares--50,000,000; issued and outstanding shares--3,196,699
     at December 31, 1999 and 6,381,199 December 31, 2000..................            31,967           63,812
   Additional capital......................................................         3,571,622       41,989,644
   Accumulated deficit.....................................................        (5,845,529)     (10,590,643)
                                                                                  -----------     ------------
Total stockholders' equity (deficit).......................................        (2,241,940)      31,462,813
                                                                                  -----------     ------------
Total liabilities and stockholders' equity (deficit).......................       $ 2,993,033     $ 35,729,906
                                                                                  ===========     ============


                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year ended December 31,
                                                                    1999              2000
                                                                 -----------      -----------
Retail prepaid calling card revenue........................      $ 5,223,523      $ 7,903,650
Wholesale traffic..........................................          412,528        4,991,139
Other......................................................           13,185           11,384
                                                                 -----------      -----------
   Total revenue...........................................        5,649,236       12,906,173
Cost of sales..............................................        4,776,487       11,109,317
                                                                 -----------      -----------
Gross margin...............................................          872,749        1,796,856
Selling, general and administrative........................        2,469,788        5,997,757
                                                                 -----------      -----------
Operating loss.............................................       (1,597,039)      (4,200,901)
Interest income (expense), net.............................         (438,447)       1,381,154
Other expense..............................................               --         (300,000)
                                                                 -----------      -----------
Loss before extraordinary loss.............................       (2,035,486)      (3,119,747)
Extraordinary loss.........................................               --       (1,625,367)
                                                                 -----------      -----------
Net loss...................................................      $(2,035,486)     $(4,745,114)
                                                                 ===========      ===========
Weighted-average common shares outstanding--basic
   and diluted.............................................        3,130,653        6,021,480
                                                                 ===========      ===========
Net loss per share before extraordinary loss--basic
   and diluted.............................................      $     (0.65)     $     (0.52)
                                                                 ===========      ===========
Net loss per share--basic and diluted......................      $     (0.65)     $     (0.79)
                                                                 ===========      ===========


                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                For the years ended December 31, 1999 and 2000

                                                       Common     Common                                      Stockholders'
                                                       Stock      Stock      Additional      Accumulated         Equity
                                                       Shares     Amount       Capital         Deficit          (Deficit)
                                                     ---------   --------   ------------    -------------     -------------
Balance at December 31, 1998....................     3,000,000   $30,000     $1,265,253      $(3,810,043)     $(2,514,790)
   Fair value of services provided
     by shareholder.............................            --        --        145,833               --          145,833
   Compensation and other expense
     on stock options...........................            --        --         56,310               --           56,310
   Conversion of line of credit
     from shareholder...........................        60,061       601        199,399               --          200,000
   Sale of common stock.........................       136,638     1,366        453,634               --          455,000
   Fair value of warrants issued in
     connection with capital lease
     and note payable...........................            --        --        396,256               --          396,256
   Cancellation of stock purchase
     Warrants...................................            --        --       (408,253)              --         (408,253)
   Fair value of warrants issued in connection
     with the Subordinate promissory
      notes.....................................            --        --      1,463,190               --        1,463,190
   Net loss.....................................            --        --             --       (2,035,486)      (2,035,486)
                                                     ---------   --------   ------------  -------------      ------------
Balance at December 31, 1999....................     3,196,699     31,967     3,571,622      (5,845,529)       (2,241,940)
   Sale of common stock in connection
     with initial public offering...............     3,162,500     31,625    36,204,942              --        36,236,567
    Exercise of warrants issued in
     connection with subordinate                        17,000        170       101,830              --           102,000
     promissory notes...........................
   Exercise of employee stock options...........         5,000         50         4,950              --             5,000
   Fair value of warrants issued for
     services...................................            --         --     2,106,300              --         2,106,300
   Net loss.....................................            --         --            --      (4,745,114)       (4,745,114)
                                                     ---------   --------   ------------  -------------      ------------
Balance at December 31, 2000....................     6,381,199   $ 63,812   $ 41,989,644  $ (10,590,643)     $ 31,462,813
                                                     =========   ========   ============  =============      ============


                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1999 and 2000

                                                                Twelve months ended
                                                                    December 31
                                                         --------------------------------
                                                             1999                 2000
                                                         -----------          -----------
Operating Activities
Net Loss                                                 $(2,035,486)         $(4,745,114)
Extraordinary loss                                                 -            1,625,367

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                          558,659              919,068
      Goodwill write-off                                     139,747                    -
      Fair value of warrants issued for services             145,833            1,868,500
      Fair value of shareholder services                      56,310                    -
Changes in operating assets and liabilities:
      Accounts receivable                                    121,556          (1,134,931)
      Accrued interest                                       175,456              120,622
      Accounts payable and accrued expenses                  726,187            (134,790)
      Deferred revenue                                        63,236              156,872
      Other assets                                        (1,058,812)            (353,055)
                                                         -----------          -----------
Net cash used in operating activities                     (1,107,314)          (1,677,461)

Investing Activities
Net additions to property and equipment                     (222,647)          (3,630,891)
                                                         -----------          -----------
Net cash used in investing activities                       (222,647)          (3,630,891)

Financing Activities
Borrowings from line of credit                               450,629             (888,725)
Capital leases                                              (161,506)            (127,475)
Notes payable                                               (173,000)            (266,814)
Promissory notes                                           1,900,000           (1,900,000)
Proceeds from exercise of stock options and warrants               -              107,000
Sale of common stock                                         455,000           36,236,567
                                                         -----------          -----------
Net cash provided by financing activities                  2,471,123           33,160,553

Increase in cash and cash equivalents                      1,141,162           27,852,201
Cash and cash equivalents at beginning of period              18,833            1,159,995
                                                         -----------          -----------
Cash and cash equivalents at end of period                $1,159,995          $29,012,196
                                                         ===========          ===========

Supplemental Disclosure of Cash Flow Information
Interest paid                                            $    13,062          $   118,589
                                                         ===========          ===========


                            See accompanying notes.

                           WORLDQUEST NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended December 31, 1999 and 2000

1.   Organization and Description of Business

     WorldQuest Networks, Inc. (WorldQuest or the Company) was incorporated as a Texas corporation effective October 14, 1996, and reincorporated as a Delaware corporation effective October 28, 1999. In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock, at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company. Prior to the completion of the initial public offering, the majority of the common stock of the Company was owned by Eagle Venture Capital, LLC (Eagle) (formerly WorldQuest Networks, LLC), a limited liability company controlled by the Company's chief executive officer.

     WorldQuest is an international Internet telephony company that sells virtual prepaid calling cards through its Internet website and transmits long distance calls over its own enhanced services platform using its own network or leased capacity from other long distance carriers. The company also markets an intelligent address book and calendar that enables customers to make domestic and international phone calls and send faxes from anywhere in the world through its website. Additionally, the Company sells its excess capacity on its networks to other long distance carriers.

     As of December 31, 2000 tangible assets located in foreign locations totaled 4% of total consolidated assets.

2.   Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company owns a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

     Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of six months or less.


Depreciation and Amortization

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight line basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense. Goodwill is amortized over its estimated economic life, currently estimated to be five years.

     Depreciation expense totaled $539,678 and $328,546 for 2000 and 1999, respectively. Amortization expense totaled $84,095 for 2000.

                           WORLDQUEST NETWORKS, INC.

Impairment of Long-lived Assets

     The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets.


Income Taxes

     Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.


Revenue Recognition

     Retail prepaid phone card revenue is deferred when the customer purchases the cards and recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed.

Business Risk

     The Company is subject to risks and uncertainties common to growing technology based companies, including rapid technology change, growth and commercial acceptance of commerce transacted over the Internet, dependence on third party technology, new product and service introductions, activities of competitors, dependence on key personnel, international expansion and limited operating history.

     A substantial portion of the Company's revenues are derived from the sale of prepaid phone cards through the Company's web site. The Company relies on unrelated service entities to process and remit these revenues. Discontinuance of these services could result in disruption of the Company's business and accordingly have a material adverse effect on its results of operations, financial position and cash flows.

Research and Development Costs

     Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services. Research and development costs totaled approximately $160,000 for the year ended December 31, 1999 and were not significant during 2000.

     The Company capitalizes certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics developments for the Company's Web sites. Capitalizable costs consist of (a) certain external direct cost of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest cost incurred. Costs that are considered to be related to research and development activities, are incurred during the preliminary project stage, or for data conversion activities, training, maintenance and general administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's Web sites are also expensed as incurred.

                           WORLDQUEST NETWORKS, INC.

Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Advertising Costs

     The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1999 and 2000, was $157,944 and $445,528, respectively.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

Net Loss per Share

     Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,470,567 and 865,031 shares of the Company's common stock for the years ended December 31, 2000 and 1999, respectively, were not considered in the calculation of average common shares outstanding as the effect would be anti-dilutive due to the Company's net loss for all periods presented.

Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 2000 and 1999, the Company realized no transactions other than those reported in net income.

                           WORLDQUEST NETWORKS, INC.

Concentration of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to prepaid phone card sales, and amounts owed by telephone companies for processed call traffic. At December 31, 2000 and 1999, one credit card processing company accounted for 8% and 64%, respectively, of total accounts receivable. At December 31, 2000, one long distance carrier accounted for 63% of total accounts receivable, but no long distance carrier accounted for more than 10% of accounts receivable at December 31, 1999. Customers purchase the Company's prepaid calling cards primarily using major credit cards, which are reimbursed by credit card processing companies. Accordingly, the Company does not routinely perform on-going credit evaluations of its customers but does perform evaluations of its credit card processors. The Company's receivables are generally unsecured.

Significant Customers

     During 1999 no one customer accounted for more than 10% of total sales. During 2000 one wholesale traffic customer accounted for $2,067,135, or 16%, of total sales. This customer ceased transmitting traffic through the Company's network in February 2001.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash equivalents, accounts receivable, and accounts payable and long-term debt. At December 31, 2000 and 1999, the carrying amount of the Company's financial instruments is representative of their fair values due to their short maturities. The Company's line of credit with Eagle bears interest at market rates and thus management believes the carrying amount approximates fair value.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will be required to adopt SFAS 133 effective January 1, 2001. As the Company does not currently hold or utilize derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or financial position.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                           WORLDQUEST NETWORKS, INC.

3.   Property and Equipment

     Property and Equipment consists of the following as of December 31, 1999 and 2000:

                                                  Estimated      December 31,      December 31,
                                                    Useful           1999              2000
                                                                     ----              ----
                                                    Lives
                                                   (Years)
                                                   -------
          Leasehold improvements................    2 to 5        $  17,442          $  18,453
          Switches and other network equipment..    2 to 3        1,047,226          5,236,306
          Furniture and fixtures................      5              37,721             58,694
          Capitalized software..................      5             230,120            536,845
                                                                  ---------          ---------
           Total................................                  1,332,509          5,850,298
             Less: accumulated depreciation and
               Amortization.....................                   (757,936)        (1,575,009)
                                                                  ---------        -----------
                                                                  $ 574,573        $ 4,275,289
                                                                  =========        ===========

4.   Other Assets

     Other Assets consists of the following as of December 31, 1999 and 2000:

                                                                        December 31,      December 31,
                                                                            1999              2000
                                                                        ------------      ------------
     Prepaid Calling Cards. .........................................   $   35,945          $  82,303
     Goodwill (Note 8)...............................................           --            494,194
     Deposits........................................................      164,517            117,935
     Deferred debt offering cost.....................................      239,104                 --
     Deferred initial public offering cost...........................      630,422                 --
     Prepaid Expenses................................................        7,400            116,023
     Investment in foreign termination arrangements..................           --            283,100
     Other...........................................................       67,389            100,247
                                                                        ----------        -----------
                                                                        $1,144,777        $ 1,193,802
                                                                        ==========        ===========

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

     During the first quarter 1999, this operation ceased terminating traffic due to the loss of available circuits, resulting in the cessation of its operations. Accordingly, the Company wrote-off its remaining goodwill of $139,747 associated with this operation in 1999.

     In June 2000, the Company retired the note payable to the Costa Rican party and removed all assets and liabilities from the balance sheet, recognizing a net gain of approximately $100,000.

                           WORLDQUEST NETWORKS, INC.

     During 2000, the Company expensed certain investments totaling $300,000 in foreign termination arrangements, which were not placed into operation. This amount is reported as other expense in the accompanying statement of operations.

6.   Accrued Expenses

     Accrued Expenses consist of the following as of December 31, 1999 and 2000:

                                                      1999            2000
                                                      ----            ----
     Sales tax payable........................     $  46,158        $ 96,646
     Long distance carrier charges............       168,036         398,105
     Accrued payroll expenses.................        33,781          39,556
     Other ...................................       199,814         122,252
                                                   ---------       ---------
                                                   $ 466,083       $ 646,559
                                                   =========       =========

7.   Debt

     During 1996, the Company entered into a $2,000,000 line of credit agreement with Eagle. During 1999, Eagle and the Company amended the credit facility whereby $1,100,000 was converted into a term loan with interest and principal due May 5, 2002 and the line of credit agreement was reduced to $1,400,000, under which borrowings of $888,725 were outstanding at December 31, 1999. There were no borrowings under the line of credit at December 31, 2000.

     During 1999, Eagle converted $200,000 of borrowings under the line of credit into 60,061 shares of common stock, at a conversion price of $3.33 per share.

     During 1999, the Company converted certain trade accounts payable totaling $252,000 into an interest bearing promissory note due February 15, 2000, of which borrowings of $192,000 were outstanding as of December 31, 1999. In conjunction with the note, the Company granted vested warrants to acquire 30,000 shares of its common stock with an exercise price of $13 per share. The fair value of the warrants was recognized as additional interest expense over the life of the promissory note.

     In December 1999, the Company raised $1.9 million, before offering costs of $255,000, through the private placement of 8% unsecured subordinated convertible promissory notes due the earlier of December 31, 2000 or the successful completion of an initial public offering and common stock purchase warrants. The fair value of the stock purchase warrants of approximately $1.5 million was accounted for as a discount on the debt and amortized as additional interest expense over the term of the notes.

     Using proceeds from the initial public offering (see notes 1 and 10), the Company retired all debt outstanding at December 31, 1999 during 2000, excluding the $1,100,000 term loan due Eagle. Upon retirement of the 8% unsecured subordinated convertible promissory notes, the unamortized fair value of the common stock purchase warrants and deferred offering costs of approximately $1.6 million were expensed as an extraordinary loss.

     Interest expense recognized by the Company during 2000 and 1999, respectively, totaled approximately $336,567 and $438,447.

                           WORLDQUEST NETWORKS, INC.

8.   Related Party Transactions

General

     The Company's founder and Chief Executive Officer (CEO) holds a controlling interest in Eagle, which in turn holds approximately 2.7 million outstanding shares of the common stock of the Company as of December 31, 1999 and 2000.

     The founder and CEO elected to forego a cash salary until November 1999. $145,833 of salary expense was recorded in 1999 for services rendered by the CEO prior to November. Management believes that this amount approximates the fair value of the services rendered to the Company by the founder and CEO.

Consulting Fees

     During 1999, the Company entered into an agreement pursuant to which the Company agreed to grant warrants to a consulting company managed by one of the Company's directors at an exercise price of $6 per share for up to 250,000 shares of common stock upon the execution of Internet portal agreements between the Company and select Internet portals introduced to the Company by the consulting company. During 2000, the Company granted warrants to acquire a total of 100,000 shares of the Company's common stock as compensation for the execution of two Internet portal agreements arranged by the consulting company. The fair value of these warrants, approximately $1.9 million, was expensed as selling, general and administrative costs during 2000.

     In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture. On April 17, 2000, the Company reached an agreement to purchase the remaining 40% interest in the joint venture for $600,000, which has been recorded as goodwill to be amortized over 5 years.

9.   Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                                   December 31,   December 31,
                                                                      1999           2000
                                                                      ----           ----
          Deferred tax assets:
          Deferred revenue..................................     $    54,128        $35,478
          Depreciation and amortization.....................          97,264         75,640
          Other.............................................         148,395        336,969
          Net operating loss carry forwards.................       1,500,451      3,431,631
                                                                 -----------     ----------
              Total deferred tax assets.....................       1,800,238      3,879,918
          Valuation allowance...............................      (1,800,238)    (3,879,918)
                                                                 -----------     ----------
          Net deferred tax assets...........................     $        --     $       --
                                                                 ===========     ==========

     The Company has U.S. net operating loss carry forwards of approximately $9.3 million as of December 31, 2000, which expire beginning in 2011. The Company has not recognized a deferred tax asset in the accompanying balance sheet due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying statements of operations. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2000 and 1999, the valuation allowance increased by approximately $2,079,000 and $650,000, respectively.

                           WORLDQUEST NETWORKS, INC.

10.  Stockholders' Equity (Deficit)

Common and Preferred Stock

     On October 14, 1996, the Company was incorporated with authorized share capital consisting of 10,000,000 shares of common stock with par value of $0.10 per share, and 5,000,000 shares of preferred stock with par value of $0.10 per share. As of the incorporation date, 10,000 shares of Common Stock were issued and outstanding.

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

     In February 2000, the Company completed a successful initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The offering commenced on February 4, 2000, with the closing of 2,750,000 shares February 9, 2000 and the sale of an additional 412,000 shares, representing the over-allotment option, closing on February 22, 2000. The initial public offering resulted in net proceeds of approximately $36.2 million to the Company.

Warrants

     At December 31, 2000, the Company has warrants outstanding to purchase a total of 1,470,567 shares of the Company's common stock. (See notes 7, 8 and 12).

Stock Options

     The Company has a stock option plan (Option Plan) under which the Company may grant Directors and key employees options to purchase up to 500,000 shares of the Company's common stock at an amount at least equal to the fair value of the Company's common stock on the date of grant. All options have a seven-year term.

  The following table summarizes the employee stock option transactions for the years ended December 31, 2000 and 1999 under the Option Plan:


                                                   Year Ended December 31,
                                    ------------------------------------------------
                                            2000                           1999
                                    ------------------------------------------------
                                                  Weighted-                Weighted-
                                                   Average                  Average
                                    Options         Price      Options       Price
                                    -------         -----      -------       -----
Outstanding at January 1            293,164         $3.10      128,500        $2.79
Granted                             235,636         10.68      166,164         3.33
Exercised                            (5,000)         1.00           --           --
Canceled                            (33,100)         3.69       (1,500)        1.00
                                    -------                    -------
Outstanding at December 31          490,700         $6.71      293,164        $3.10
                                    =======                    =======
Exercisable options outstanding at
  December 31                       152,804         $6.38       72,233        $2.49
                                    =======                    =======

                           WORLDQUEST NETWORKS, INC.

The following table summarizes information about the stock options outstanding at December 31, 2000 under the Option Plan:

                                    Options Outstanding                Options Exercisable
                     ---------------------------------------------     -------------------
                                       Weighted-      Weighted-                  Weighted-
         Range of                       Average        Average                   Average
         Exercise                     Remaining        Exercise                  Exercise
          Prices     Shares          Life (years)       Price.         Shares     Price
         --------    ------          ------------     ---------        ------   ----------
          $1.00      23,000              3.0          $ 1.00           23,000    $ 1.00
           1.44      75,000              7.0            1.44               --      1.44
           2.31       4,720              6.9            2.31               --      2.31
           3.33      90,164              4.2            3.33           76,054      3.33
       5.75-11.00    48,000              6.5            7.20               --      7.20
          13.00     155,000              5.6           13.00           53,750     13.00
          19.13      75,000              6.3           19.13               --     19.13
          21.63      12,316              6.2           21.63               --     21.63
          23.50       7,500              6.2           23.50               --     23.50
                  ---------                                           -------
Total               490,700              5.7          $ 6.71          152,804    $ 6.38
                  =========                                           =======

     In December 1998, the Company issued options outside of the Option Plan to purchase 167,867 shares of its common stock to its Chief Operating Officer (the
COO) at an exercise price of $3.33. These options have a seven-year term and vest 20% on the first anniversary date, 30% on the second anniversary date and 50% on the third anniversary date. These options vested immediately upon the closing of the Company's initial public offering. At December 31, 2000, all of these options remained outstanding.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123") requires the disclosure of pro forma net less and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123.

      The Company's pro forma net loss and net loss as reported for the years ending December 31, 1999 and 2000 are as follows:

                                                       1999            2000
                                                  -------------    ------------

Net loss:
     As reported............................      $(2,035,486)     $(4,745,114)
     Pro forma..............................       (2,087,552)      (6,081,642)
Net loss per share:
     As reported-- basic and diluted........      $     (0.65)     $     (0.52)
     Pro forma-- basic and diluted..........      $     (0.67)     $     (1.01)

     In determining the fair value of options granted for purposes of the preceding pro forma disclosures, the Company used the minimum value option-pricing model for periods prior to the completion of the initial public offering with the following weighted-average: risk-free interest rate of 6% and 5%, dividend yield of zero, and an expected option life of 4 years. For periods subsequent to the completion of the initial public offering, the fair value of options granted was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%, dividend yield of zero, volatility factor of 1.5, and a weighted-average expected life of 4 years. The options granted during 2000, and 1999 had a weighted average fair value of $9.34 and $0.86 per share, respectively.

                           WORLDQUEST NETWORKS, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Reserved Capital Shares

     The Company has reserved the following shares of common stock as of December 31, 2000 (unaudited):

          Stock Option Plan........................................    500,000
          Stock Purchase Warrants..................................    791,000
          Options issued outside of Stock Option Plan..............    188,867
                                                                     ---------
          Total....................................................  1,479,867
                                                                     =========

11.  Commitments

     The Company has operating leases relating principally to office facilities. Future minimum lease commitments at December 31, 2000, for leases with initial or remaining terms of more than one year are summarized by fiscal year as follows:

                                                        Operating
                                                         Leases
                                                         ------
          2001........................................   $77,735
          2002 .......................................     6,478
                                                         -------
                                                         $84,213
                                                         =======

     Rental expense under operating leases was approximately $60,663 and $77,216 for fiscal years 1999 and 2000 respectively.

     During the first quarter of 2000, the Company paid off the balance of its capital lease obligations. At December 31, 1999 the present value of the minimum lease payments was $127,475.

12.  Joint Ventures

     During 2000, the Company entered into two joint venture arrangements for the purpose of installation and operation of Internet gateways in foreign locations. The Company owns a controlling interest in these joint ventures and accordingly has consolidated the financial position and results of operations of the joint ventures in the accompanying financial statements, with the ownership applicable to the joint venture partners recorded as a minority interest.

     During 2000, the Company granted a joint venture partner options to acquire 50,000 shares of common stock, with exercise prices of $4.56 to $8.50, upon the completion of ten new Internet circuit installations by the joint venture partner. The fair value of these options, approximately $237,800, was recorded as an additional cost of installation of the circuits and capitalized as property and equipment.

                           WORLDQUEST NETWORKS, INC.

     At December 31, 2000, the Company had receivables of approximately $392,867 from its joint venture partners, relating to amounts collected on behalf of the joint ventures by the partners.


13.  Contingencies

     In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications (Qwest) filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding for the Company's registered trademark "WorldQuest." If the Company does not prevail, the registration "WorldQuest" will be cancelled, it will not be able to obtain a registered trademark for "WorldQuest Networks" and could be required to stop using the names or pay a fee to Qwest for permission to use the names.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of their business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.