Form 10QSB
period 2001-03-31
WORLDQUEST NETWORKS INC
filed 2001-05-14
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO _____
     ----

At May 1, 2001, the registrant had outstanding 6,381,199 shares of par value $.01 common stock.


Transitional Small Business Disclosure Format (check one):

               Yes           No   X
                   ------     -------

                           WORLDQUEST NETWORKS, INC.

                         PART I--FINANCIAL INFORMATION

                        Item 1.   Financial Statements.
                        -------------------------------


                           WORLDQUEST NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      December 31,                        March 31,
                                                                          2000                              2001
                                                                    ---------------                    ---------------
Current assets:
              Cash and cash equivalents                                $ 29,012,196                       $ 27,100,187
              Accounts  receivable, net                                   1,248,619                            635,173
                                                                    ---------------                    ---------------
Total current assets                                                     30,260,815                         27,735,360
Property & equipment, net                                                 4,275,289                          3,709,950
Other assets                                                              1,193,802                          1,284,319
                                                                    ---------------                    ---------------
Total assets                                                           $ 35,729,906                        $32,729,629
                                                                    ===============                    ===============
Current liabilities:
              Accounts payable                                         $  1,217,027                       $    280,042
              Accrued expenses                                              646,559                            561,645
              Accrued interest                                              320,436                              6,792
              Deferred revenue                                              316,073                            315,699
                                                                    ---------------                    ---------------
Total current liabilities                                                 2,500,095                          1,164,178
Term loan                                                                 1,100,000                          1,100,000

Minority interest                                                           666,998                            472,930
                                                                    ---------------                    ---------------
                                                                          4,267,093                          2,737,108

Commitments and Contingencies

Stockholders' equity:
              Preferred stock, par value $0.01 per share;
                Authorized shares--10,000,000; none issued
                and outstanding at March 31, 2001
                and December 31, 2000                                             -                                  -
              Common stock, par value $0.01 per share;
                Authorized shares--50,000,000; issued and
                outstanding shares--6,381,199 at
                March 31, 2001 and December 31, 2000                         63,812                             63,812
              Additional capital                                         41,989,644                         41,989,644
              Accumulated deficit                                       (10,590,643)                       (12,060,935)
                                                                    ---------------                    ---------------
Total stockholders' equity                                               31,462,813                         29,992,521
                                                                    ---------------                    ---------------
Total liabilities and stockholder equity                                $35,729,906                        $32,729,629
                                                                    ===============                    ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended
                                                                March 31,
                                              -----------------------------------------------
                                                     2000                         2001
                                              ------------------             ----------------
Retail prepaid calling card revenue                  $ 1,978,567                  $ 2,113,334
Wholesale traffic and other                                1,852                    1,696,990
                                              ------------------             ----------------
          Total revenue                                1,980,419                    3,810,324
Cost of sales                                          1,616,095                    3,319,151
                                              ------------------             ----------------
Gross margin                                             364,324                      491,173
Selling, general and administrative                    1,948,273                    2,524,088
                                              ------------------             ----------------
Operating loss                                        (1,583,949)                  (2,032,915)
Interest expense                                        (286,845)                     (21,729)
Interest income                                          273,253                      390,284
                                              ------------------             ----------------
Net loss before minority interest                     (1,597,541)                  (1,664,360)
Minority interest                                              -                      194,068
                                              ------------------             ----------------

Net loss before extraordinary loss                    (1,597,541)                  (1,470,292)
Extraordinary loss                                    (1,625,367)                           -
                                              ------------------             ----------------
Net loss                                             $(3,222,908)                 $(1,470,292)
                                              ==================             ================
Net loss per share before extraordinary loss-        $     (0.32)                 $     (0.23)
 basic and diluted
                                              ==================             ================
Net loss per share- basic and diluted                $     (0.65)                 $     (0.23)
                                              ==================             ================
Weighted average common shares outstanding -
 basic and diluted                                     4,945,474                    6,381,199
                                              ==================             ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                         COMMON               STOCK            ADDITIONAL             ACCUMULATED
                                         SHARES               AMOUNT             CAPITAL                DEFICIT          TOTAL
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 2000            6,381,199            $63,812           $41,989,644           $(10,590,643)     $31,462,813

Net loss                                       --                 --                    --             (1,470,292)      (1,470,292)
                                   -------------------------------------------------------------------------------------------------
Balance at March 31, 2001               6,381,199            $63,812           $41,989,644           $(12,060,935)      $29,992,521
                                   ================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Three months ended
                                                                                   March 31
                                                                    ---------------------------------------
                                                                         2000                     2001
                                                                    --------------           --------------
OPERATING ACTIVITIES
Net Loss                                                            $   (3,222,920)          $   (1,470,292)
Minority interest in net loss                                                    -                 (194,068)
Extraordinary loss                                                       1,625,367                        -

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                          70,603                  715,877
     Fair value of warrants issued for services                          1,337,500                        -
  Changes in operating assets and liabilities:
     Accounts receivable                                                    19,743                  613,446
     Accounts payable and accrued expenses                                (433,444)              (1,335,543)
     Deferred revenue                                                       27,338                     (374)
     Other assets                                                          181,166                 (120,517)
                                                                      ------------           --------------
Net cash used in operating activities                                     (394,647)              (1,791,471)

INVESTING ACTIVITIES
Net additions to property and equipment                                   (635,713)                (120,538)
                                                                    --------------           --------------
Net cash used in investing activities                                     (635,713)                (120,538)

FINANCING ACTIVITIES
Changes in line of credit                                                 (888,725)                       -
Payments on capital leases                                                (127,475)                       -
Payments on notes payable                                                 (166,814)                       -
Payments on promissory notes                                            (1,900,000)                       -
Proceeds from exercise of stock options and warrants                        76,500                        -
Sale of common stock                                                    36,236,567                        -
                                                                    --------------           --------------
Net cash provided by financing activities                               33,230,053                        -

Increase (decrease) in cash and cash equivalents                        32,199,693               (1,912,009)
Cash and cash equivalents at beginning of period                         1,159,995               29,012,196
                                                                    --------------           --------------
Cash and cash equivalents at end of period                          $   33,359,688           $   27,100,187
                                                                    ==============           ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $      118,552           $      335,261
                                                                    ==============           ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.  Net Loss Per Share

    Net loss per share is based upon the weighted average common shares outstanding during the period and, if applicable, diluted earnings per share calculated based upon the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding. Stock options and warrants convertible into 1,492,249 and 1,277,697 shares of the Company's common stock at March 31, 2001 and 2000, respectively, are excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

3.  Initial Public Offering

    In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.  Related Party Transactions

    In January 2001, the Company paid outstanding interest of $320,436 on the line of credit and term loan with Eagle Venture Capital (Eagle), a significant stockholder of the Company, which is controlled by the Company's Chief Executive Officer.

5.  Joint Ventures

     During June 2000, the Company entered into two joint venture arrangements f or the purpose of installation and operation of Internet gateways in foreign locations. The Company owns a controlling interest in these joint ventures and accordingly has consolidated the financial position and results of operations in the accompanying financial statements, with the ownership applicable to the joint venture partners recorded as a minority interest.

6.   Significant Transactions

     During the three months ended March 31, 2001, the Company wrote off approximately $301,000 of foreign termination equipment no longer in operation (approximately $150,000 net of minority interest).

    Additionally, the Company recorded an allowance for doubtful accounts receivable of approximately $749,000 during the three months ended March 31, 2001 relating to amounts owed by a wholesale traffic customer who ceased transmitting traffic though the Company's network during February 2001.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
 --------------------------------------------------------------------

  The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Effect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Forward Looking Statements", below.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:


                                                    Three months ended
                                                          March 31,
                                                  ----------------------
                                                     2000           2001
                                                  -------         ------
Retail prepaid calling card revenue                  99.9%          55.5%
Wholesale traffic (1)                                 0.1           44.5
                                                  -------         ------
  Total revenue                                     100.0          100.0
Cost of sales                                        81.6           87.1
                                                  -------         ------
Gross margin                                         18.4           12.9
Selling, general and administrative                  98.4           66.2
                                                  -------         ------
Operating loss                                      (80.0)         (53.3)
Interest expense                                    (14.5)          (0.6)
Interest income                                      13.8           10.2
                                                  -------         ------
Net loss before minority interest                   (80.7)         (43.7)
Minority interest                                      --            5.1
                                                  -------         ------
Net loss before extraordinary loss                  (80.7)%        (38.6)%
Extraordinary loss                                  (82.0)            --
                                                  -------         ------
Net loss                                           (162.7)%        (38.6)%
                                                  =======         ======
  ____________
  (1) Wholesale traffic represents the sale of excess line capacity. During the three months ended March 31, 2001, one customer accounted for approximately $898,000, or 53%, of the Company's wholesale traffic revenue. This customer ceased transmitting traffic through the Company's network during February 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE

  Revenue increased to $3.8 million for the three months ended March 31, 2001 from $2.0 million for the comparable period in 2000. This $1.8 million increase is a result of additional wholesale revenues of $1.7 million and additional retail revenue of $0.1 million as a result of the growth of our retail customer base. Approximately $898,000 of wholesale revenues during the three months ended March 31, 2001 were attributable to one customer which ceased transmitting traffic over the company's network during February 2001.


COST OF SALES

  Cost of sales consists primarily of the costs of termination of long distance traffic over our networks. Cost of sales increased to $3.3 million for the three months ended March 31, 2001 from $1.6 million for the comparable period in 2000. This $1.7 million increase was primarily attributable to our increased sales volume and certain costs associated with the current implementation and testing of new Internet gateway locations as part of our network expansion. We expect cost of sales to increase in absolute dollars in future periods, but decrease as a percentage of revenue as our sales volume increases.

OPERATING EXPENSES

  Selling, General and Administrative.   Selling, general and administrative
expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $2.5 million for the 2001 quarter, from $1.9 million for the 2000 quarter. The 2001 quarter includes a reserve for bad debt of $749,000, expenses relating to discontinued merger and acquisition prospects of $100,000, and charges taken on certain foreign termination equipment no longer in operation of $301,000, prior to minority interest. The 2000 quarter includes $1.3 million for the value of warrants granted upon completion of strategic portal relationship agreements. Selling, general and administrative expenses for the 2001 quarter include increased spending from the prior year quarter on advertising and marketing, travel, employee related expenses, depreciation and amortization, and shareholder related expenses. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.


INTEREST EXPENSE, NET

  Interest expense consists of interest earned on cash and cash equivalents, and includes interest expense charges attributable to capital leases for equipment and borrowings under a credit facility with our principal stockholder and to unsecured subordinated convertible promissory notes issued in a private offering in December 1999. For the three months ended March 31, 2001, interest expense was not significant and interest income totaled $390,000. Interest expense totaled $287,000 in the 2000 quarter, which included a non-cash charge of $224,000 relating to the fair value of warrants relating to financing activities prior to our initial public offering which were paid off with proceeds from the offering. Interest income totaled $273,000 in the 2000 quarter.

 MINORITY INTEREST

  Minority interest consists of the portion of the earnings and charges of the two joint ventures the Company entered into during June 2000 for the purpose of installation and operation of Internet gateways in foreign locations (see Note
6) attributable to the external investors. For the three months ended March 31, 2001, minority interest was $194,000, which consisted of a $150,000 charge for assets no longer in operation, and an operating loss of $44,000. There was no minority interest in the 2000 quarter.

 EXTRAORDINARY LOSS

For the three months ended March 31, 2001, there was no extraordinary loss. For the 2000 quarter, the unamortized fair value of warrants and issuance costs relating to the company's private placement of $1.9 million of promissory notes in December 1999 were expensed as an extraordinary loss upon early retirement with proceeds of the IPO and amounted to $1.6 million.



INCOME TAXES

  As of March 31, 2001, we had approximately $9.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.


 NET LOSS

  We incurred a net loss of $1.5 million for the three months ended March 31, 2001 as compared to a net loss of $3.2 million for the same quarter in 2000. The 2001 quarter includes a charge for bad debts of $749,000, expenses relating to discontinued merger and acquisition prospects of $100,000, and charges taken on certain foreign termination equipment no longer in operation of $150,000, net of minority interest. The net loss for the 2000 quarter includes non-cash charges of $1.3 million relating to warrants issued for completion of strategic portal relationship agreements, $224,000 relating to warrants issued in equipment financing activities prior to the company's public offering which were paid off with proceeds from the offering, and $1.6 million relating to the unamortized fair value of warrants and issuance costs relating to the company's private placement of $1.9 million of promissory notes in December 1999 were expensed as an extraordinary loss upon early retirement with proceeds of the IPO. Excluding the items listed, the net loss in the 2001 quarter was higher than the 2000 quarter mainly due to increased depreciation and amortization and people-related expenses, somewhat offset by higher gross profits.


LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2001, we had approximately $27.1 million of cash and cash equivalents. As of that date, our principal commitments consisted of contracts for long distance transmissions and our credit facility with our principal stockholder.

  Outstanding amounts owed to our principal stockholder as of March 31, 2001 were $1.1 million. In May 1999, we amended our credit facility with our principal stockholder to convert $1.1 million to a term loan bearing interest at 8% per annum with interest and principal payable May 5, 2002. Our principal stockholder also agreed at such time to convert $200,000 of the loan into 60,061 shares of our common stock, at a conversion price of $3.33 per share. We also continue to have a line of credit with our principal stockholder. The amount we are able to borrow under this line of credit was increased to $1.4 million by an amendment to our credit facility in August 1999. No borrowings were outstanding under this facility at March 31, 2001.

  Net cash used in operating activities was $1.8 million for the three months ended March 31, 2001 and was $395,000 in the 2000 period. Net cash used in and provided by operating activities for the 2001 and 2000 periods primarily consisted of net operating losses and decreases in accounts payable and accrued expenses, offset by decreases in accounts receivable.

  Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was

$121,000 for the three months ended March 31, 2001 and $636,000 in the 2000 period. During the remainder of the year 2001, we expect to spend approximately $2.0 million in capital expenditures, of which $500,000 will be for telephone switching equipment, $500,000 will be for gateway servers, $300,000 for data base servers, $500,000 for software and $200,000 in miscellaneous other equipment.

  Net cash provided by financing activities was zero for the three months ended March 31, 2001 and $33.2 million for the 2000 period. Net cash provided by financing activities for the 2000 period was affected by proceeds from the Company's initial public offering of its common stock.

  We currently anticipate that our current working capital balance of $26.6 million will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 18 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.


FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our 10-QSB, 8-K and 10-KSB reports filed with the Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You may find information on how to access these calls at our web site www.wqn.com.
                                   -----------

PART II-OTHER INFORMATION


ITEMS 1, 3, 4 AND 5 ARE OMITTED FROM THIS REPORT AS INAPPLICABLE.
-----------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------


  The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through March 31,2001, the net proceeds were applied toward:

      -  Repayment of indebtedness, $3,281,456;

      -  Equipment purchases including additional back-up systems, $3,046,112;

      -  Software development, $300,412; and

      - General corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $4,206,359.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $3,281,456 paid for repayment of indebtedness, $1,202,908 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board and Chief Executive Officer.

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

4.7 Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.8 Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

_______________________
* Filed herewith.
         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the first quarter of 2001.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDQUEST NETWORKS, INC.



May 14, 2001                   By:  /s/ Mark C. Levy
                                    ---------------------------------------
                                    Mark C. Levy, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)