Form 10QSB
period 2001-06-30
WORLDQUEST NETWORKS INC
filed 2001-08-14
CIK 1089932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001
                                      OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

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

At August 1, 2001, the registrant had outstanding 6,381,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

               Yes          No   X
                   -----       -----

                           WORLDQUEST NETWORKS, INC.

                         PART I--FINANCIAL INFORMATION

                        Item 1.   Financial Statements.
                        -------------------------------


                           WORLDQUEST NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           June 30,                        December 31,
                                                                             2001                              2000
                                                                         ------------                      ------------
Current assets:
    Cash and cash equivalents                                            $ 26,390,679                      $ 29,012,196
    Accounts receivable, net                                                  407,931                         1,248,619
                                                                         -----------                       ------------
Total current assets                                                       26,798,610                        30,260,815

Property and equipment, net                                                 2,418,955                         4,275,289
Other assets                                                                  409,707                         1,193,802
                                                                         ------------                      ------------
Total assets                                                             $ 29,627,272                      $ 35,729,906
                                                                         ============                      ============

Current liabilities:
    Accounts payable                                                     $    522,994                      $  1,217,027
    Accrued expenses                                                          431,530                           646,559
    Accrued interest                                                                -                           320,436
    Deferred revenue                                                          317,990                           316,073
    Term loan                                                               1,100,000                                 -
                                                                         ------------                      ------------
Total current liabilities                                                   2,372,514                         2,500,095
Term loan                                                                           -                         1,100,000

Minority interest in subsidiaries                                             341,090                           666,998

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $0.01 per share;
    Authorized shares--10,000,000; none issued
      and outstanding at June 30, 2001 and
      December 31, 2000                                                             -                                 -
    Common stock, par value $0.01 per share;
    Authorized shares--50,000,000; issued and
      outstanding shares--6,381,199 at June 30,
      2001 and 6,381,199 at December 31, 2000                                  63,812                            63,812
    Additional capital                                                     41,989,644                        41,989,644
    Accumulated deficit                                                   (15,139,788)                      (10,590,643)
                                                                         ------------                      ------------
Total stockholders' equity                                                 26,913,668                        31,462,813
                                                                         ------------                      ------------
Total liabilities and stockholders' equity                                $29,627,272                       $35,729,906
                                                                          ===========                       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three months ended                         Six months ended
                                                       June 30,                                  June 30,
                                              ----------------------------            -----------------------------
                                                  2001             2000                   2001              2000
                                              -----------      -----------            -----------       -----------
Retail prepaid calling card revenue           $ 2,376,907      $ 1,914,960            $ 4,489,070       $ 3,893,452
Wholesale traffic and other                       411,872          247,978              2,110,034           249,906
                                              -----------      -----------            -----------       -----------
    Total revenue                               2,788,779        2,162,938              6,599,104         4,143,358
Cost of sales                                   2,589,194        1,991,938              5,908,346         3,608,034
                                              -----------      -----------            -----------       -----------
Gross margin                                      199,585          171,000                690,758           535,324
Selling, general and administrative             1,680,299        1,412,374              3,709,637         3,360,647
Impairment charges                              1,872,649                -              2,173,330                 -
                                              -----------      -----------            -----------       -----------
Operating loss                                 (3,353,363)      (1,241,374)            (5,192,209)       (2,825,323)
Interest expense                                  (22,182)         (26,895)               (43,912)         (313,739)
Interest income                                   296,692          485,791                686,976           759,044
                                              -----------      -----------            -----------       -----------
Net loss before extraordinary loss             (3,078,853)        (782,478)            (4,549,145)       (2,380,018)
Extraordinary loss                                      -                -                      -        (1,625,367)
                                              -----------      -----------            -----------       -----------
Net loss                                      $(3,078,853)     $  (782,478)           $(4,549,145)      $(4,005,385)
                                              ===========      ===========            ===========       ===========
Net loss per share before extraordinary
 loss-basic and diluted                            ($0.48)          ($0.12)                ($0.71)           ($0.42)
                                              ===========      ===========            ===========       ===========
Net loss per share- basic and diluted              ($0.48)          ($0.12)                ($0.71)           ($0.71)
                                              ===========      ===========            ===========       ===========
Weighted average common shares
 outstanding - basic and diluted                6,381,199        6,375,031              6,381,199         5,660,253
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

                           WORLDQUEST NETWORKS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                             Common          Stock           Additional           Accumulated
                                             Shares          Amount           Capital               Deficit             Total
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2000               6,381,199        $63,812          $41,989,644           $(10,590,643)      $31,462,813

Net loss                                           -              -                    -             (4,549,145)       (4,549,145)
                                           --------------------------------------------------------------------------------------
Balance at June 30, 2001                   6,381,199        $63,812          $41,989,644           $(15,139,788)      $26,913,668
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

                           WORLDQUEST NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six months ended
                                                                         June 30
                                                      ------------------------------------------------
                                                             2001                         2000
                                                      -----------------            -------------------
Operating Activities

Net loss                                                   $ (4,549,145)                   $(4,005,385)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                841,105                        493,808
   Impairment charges                                         2,173,330                              -
   Write-off of deferred debt costs                                   -                     (1,406,932)
   Fair value of warrants issued for services                         -                      1,906,400
   Minority interest in joint ventures                         (325,908)                       666,628
Changes in operating assets and liabilities:
   Accounts receivable                                          840,688                       (197,883)
   Accrued interest                                            (320,436)                        53,640
   Accounts payable and accrued expenses                       (909,062)                      (930,071)
   Deferred revenue                                               1,917                         89,078
   Other assets                                                 126,340                       (508,718)
                                                      -----------------            -------------------
Net cash used in operating activities                        (2,121,171)                    (3,839,435)

Investing Activities
Net additions to property and equipment                        (500,346)                    (1,649,890)
                                                      -----------------            -------------------
Net cash used in investing activities                          (500,346)                    (1,649,890)

Financing Activities
Changes in line of credit                                             -                       (888,725)
Payments on capital leases                                            -                       (127,475)
Payments on notes payable                                             -                       (266,814)
Payments on promissory notes                                          -                       (494,568)
Proceeds from exercise of stock options                               -                        102,000
Sale of common stock                                                  -                     36,236,567
                                                      -----------------            -------------------
Net cash provided by financing activities                             -                     34,560,985

Increase (decrease) in cash and cash equivalents            (2,621,517)                     29,071,660
Cash and cash equivalents at beginning of period             29,012,196                      1,159,995
                                                      -----------------            -------------------
Cash and cash equivalents at end of period                  $26,390,679                    $30,231,655
                                                      =================            ===================
Supplemental Disclosure of Cash Flow Information
Interest paid                                               $   364,262                    $   118,589
                                                      =================            ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and Subsidiaries (collectively, "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   Net Loss Per Share

     Stock options and warrants convertible into 1,797,249 and 1,353,947 shares of the Company's common stock at June 30, 2001 and 2000, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive. The extraordinary loss per share for the six months ended June 30, 2000 was $0.29 per share.

3.   Initial Public Offering

     In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.   Joint Ventures

     During June 2000, the Company entered into two joint venture arrangements for the purpose of installation and operation of Internet gateways in foreign locations. The Company owns a controlling interest in these joint ventures and has consolidated the financial position and results of operations in the accompanying financial statements, with the ownership applicable to the joint venture partners recorded as minority interest.

5.   Related Party Transactions

     During 2001 the Company paid outstanding interest of $364,262 on the term loan with Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The $1,100,000 term loan with Eagle Venture Capital is due May 5, 2002 and is classified as a current obligation as of June 30, 2001.

6.   Significant Transactions

     During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1.3 million.

     In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In June 2001, the Company decided to no longer use the joint venture to terminate traffic, resulting in the cessation of its operations. Accordingly, the Company wrote-off the remaining goodwill of $434,194 in June 2001.

     During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

7.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The adoption of these standards will not have a significant effect on our results of operations or financial position.

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

Forward Looking Statements

     Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission the "Commission".

Overview

     We are an international Internet telephony company. We sell virtual prepaid calling cards to our retail customers through our Website (www.wqn.com) and transmit long distance phone-to-phone calls at discounted rates through our Internet and traditional networks. We supplement our revenue with wholesale traffic as we see financially beneficial opportunities. We advertise, sell and deliver our products worldwide through the Internet.

     In February 2000, we completed our initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

     Our primary source of revenue is the fees that we receive from our retail and wholesale customers for completing calls over our network and contain a variable expense component which varies proportionately with the volume of traffic carried over our network.. This revenue is dependent on the volume of voice traffic carried over the network which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards.

     Cost of sales consists primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks and are largely proportional to the traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, primarily fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls and expenses incurred to connect our customers to our network.

     Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue as our sales volume increases.

     Minority interest consists of the portion of earnings and losses of the two majority owned joint ventures the Company entered into during June 2000 for the purpose of installation and operation of Internet gateways in foreign locations attributable to the minority investors.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue

     Revenue increased approximately 29% to $2.8 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. This $600,000 increase is a result of additional retail revenue of $500,000 due to an increase in billed minutes of use resulting from growth of our retail customer base partially offset by a decrease in the average price per minute charged to our customers. Wholesale revenue increased to $412,000 for the 2001 quarter from $248,000 for the 2000 quarter.

Cost of Sales

     Cost of sales increased approximately 30% to $2.6 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. This $600,000 increase was primarily attributable to our increased retail sales volume and increased wholesale sales volume with corresponding lower gross margins when compared to our retail traffic. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

Operating Expenses

     Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 19% to $1.7 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. Selling, general and administrative expenses for the 2001 quarter include increased salaries and wages for the addition of key management and other personnel in the quarter; increased depreciation due to the consolidation of the majority owned joint ventures for the entire 2001 quarter as compared to one month in the comparable 2000 quarter, and a reduction based on the minority owners' share of the net losses in the joint ventures. Selling, general and administrative expense for the 2000 quarter include a $531,000 non-cash charge relating to the fair value of warrants granted to a consultant on completion of strategic portal relationship agreements. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Impairment charges

     During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1.3 million.

     In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In June 2001, the Company decided to no longer use the joint venture to terminate traffic, resulting in the cessation of its operations. Accordingly, the Company wrote-off the remaining goodwill of $434,194 in June 2001.

     During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

     Minority Interest

     Minority interest is included as a component of selling, general and administrative expenses for purposes of presenting our condensed consolidated statement of operations. Minority interest for the three months ended June 30, 2001 was a benefit of $120,000 compared to an expense of $15,000 for the three months ended June 30, 2000.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $300,000 for the three months ended June 30, 2001 from $500,000 for the three months ended June 30, 2000 corresponding with an overall decrease in short-term interest rates in the United States financial markets. Interest expense for the 2001 quarter totaled $22,000 compared to $27,000 in the comparable 2000 quarter.

Net Loss

     We incurred a net loss of $3.1 million for the three months ended June 30, 2001 as compared to a net loss of $800,000 for the three months ended June 30, 2000. The increase of $2.3 million in net loss in the 2001 quarter is primarily attributable to impairment charges of $1.9 million, higher selling, general and administrative expenses and lower interest income.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue

     Revenue increased approximately 59% to $6.6 million for the six months ended June 30, 2001 from $4.1 million for the six months ended June 30, 2000. This $2.5 million increase is a result of additional wholesale revenue of $1.9 million and additional retail revenue of $600,000 as a result of the growth of our retail customer base. Approximately $899,000 of wholesale revenue during the six months ended June 30, 2001 was attributable to one customer, which ceased terminating traffic over the company's network during February 2001. The remaining increase in wholesale revenues of approximately $1.0 million is attributable to the consolidation of the majority owned joint ventures for the entire 2001 period as compared to one month in the comparable 2000 period.

Cost of Sales

     Cost of sales increased to $5.9 million for the six months ended June 30, 2001, from $3.6 million for the six months ended June 30, 2000. This $2.3 million increase was primarily attributable to increased retail sales volume and increased wholesale sales volume with corresponding lower gross margins when compared to our retail traffic. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

Operating Expenses

     Selling, General and Administrative

     Selling, general and administrative expenses increased to $3.7 million for the six months ended June 30, 2001, from $3.4 million for the six months ended June 30, 2000. Selling, general and administrative expenses for 2001 include bad debt expense of $749,000 relating to one wholesale customer, increased salaries and wages for the addition of key management and other personnel in the period, increased depreciation due to the consolidation of the majority owned joint ventures for the entire 2001 period as compared to one month in the comparable 2000 period, and a reduction based on the minority owners' share of the net losses in the joint ventures. Selling, general and administrative expenses for 2000 include a charge of $1.9 million relating to the fair value of warrants granted to a consultant on completion of strategic portal relationship agreements. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

     Impairment charges

     During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1.3 million.

     In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In June 2001, the Company decided to no longer use the joint venture to terminate traffic, resulting in the cessation of its operations. Accordingly, the Company wrote-off the remaining goodwill of $434,194 in June 2001.

     During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

     Minority Interest

     Minority interest is included as a component of selling, general and administrative expenses for purposes of presenting our condensed consolidated statement of operations. Minority interest for the six months ended June 30, 2001 was a benefit of $314,000 compared to an expense of $12,000 for the six months ended June 30, 2000.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $687,000 for the six months ended June 30, 2001 from $759,000 for the six months ended June 30, 2000 corresponding with an overall decrease in short-term interest rates in the United States financial markets. Interest expense for the 2001 period totaled $44,000 compared to $314,000 in the comparable 2000 period, which included a non-cash charge of $224,000 relating to the fair value of warrants relating to financing activities prior to our initial public offering which were paid off with proceeds from the offering.

Extraordinary Loss

     For the six months ended June 30, 2000, the unamortized fair value of warrants and issuance costs relating to the Company's private placement of $1.9 million of promissory notes in December 1999 was expensed as an extraordinary loss upon early retirement with proceeds of the IPO and amounted to $1.6 million.

Net Loss

     We incurred a net loss of $4.5 million for the six months ended June 30, 2001 as compared to a net loss of $4.0 million for the six months ended June 30, 2000. Included in the 2001 net loss is an impairment charge of $2.2 million and bad debt expense of $749,000 relating to one wholesale customer. Included in the 2000 net loss of $4.0 million were non-cash marketing expenses of $1.9 million, $224,000 in interest relating to warrants issued in financing activities prior to the company's public offering which were paid off with proceeds from the offering, and an extraordinary loss of $1.6 million relating to the write-off of unamortized fair value of warrants and issuance costs upon early retirement of the company's private placement of $1.9 million of promissory notes.

Liquidity and Capital Resources

     As of June 30, 2001, we had approximately $26.4 million of cash and cash equivalents. As of that date, our principal commitments consisted of contracts for long distance transmissions and our term loan with our principal stockholder, Eagle Venture Capital.

     As of June 30, 2001, $1.1 million was outstanding under the term loan owed to our principal stockholder, Eagle Venture Capital. The term loan bears interest at 8% per annum with interest and principal payable on May 5, 2002. We also have a $1.4 million line of credit with our principal stockholder, none of which was outstanding as of June 30, 2001.

     Net cash used in operating activities decreased 45% to $2.1 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000. Net cash used in operating activities for the 2001 period and 2000 periods primarily consisted of net operating losses as well as increases in net operating assets and liabilities.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $500,000 for the six months ended June 30, 2001 and $1.6 million for the six months ended June 30, 2000. During the remainder of the year 2001, we expect capital expenditures of approximately $1.0 million, of which $300,000 will be for telephone switching equipment, $200,000 for gateway servers, $200,000 for data base servers, $200,000 for software and $100,000 in miscellaneous other equipment.

     Net cash provided by financing activities was zero for the six months ended June 30, 2001 and $34.6 million for the six months ended June 30, 2000. The majority of cash provided by financing activities in the 2000 period is attributable to the Company's initial public offering of its common stock partially offset by debt and other obligation repayments.

     We currently anticipate that our current working capital of $24.4 million will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 18 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Income Taxes

     As of June 30, 2001, we had approximately $9.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The adoption of these standards will not have a significant effect on our results of operations or financial position.

PART II-OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     From time to time we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

Item 2.  Changes in Securities
------------------------------

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through June 30, 2001, the net proceeds were applied toward:

     -    Repayment of indebtedness, $3,310,000;

     -    Equipment purchases including additional back-up systems, $3,426,000;

     -    Software development, $300,000; and

     - General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $4,721,000.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $3,310,000 paid for repayment of indebtedness, $1,232,000 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

Not applicable.

Item 4.  Submission Of Matters To a Vote of Security Holders.
-------------------------------------------------------------

The annual meeting of WorldQuest's stockholders was held on May 21, 2001. The following matters were submitted to our stockholders for their vote and the results of the vote taken at the meeting were as follows:

1. At the meeting, the directors named below were elected to hold office until the 2002 annual meeting of stockholders or until their successors are elected and qualified. Following is a tabulation of the votes relating to the election of directors:

                                                                           Abstention or
                              Shares voted    Shares voted     Shares     broker non-vote
Name                              "for"        "against"      withheld        shares
---------------------------   ------------   --------------   --------   -----------------
B. Michael Adler                5,708,697          -           54,443           -
Michael R. Lanham               5,708,697          -           54,443           -
E. Denton Jones                 5,708,697          -           54,443           -
Nabil N. El-Hage                5,708,697          -           54,443           -
Robert A. Farmer                5,708,697          -           54,443           -
Elizabeth H. Buchler            5,708,697          -           54,443           -

2. Adoption of the 2001 Stock Option Plan (the "Plan") was ratified by a vote of 3,670,437 shares "for" ratification and 68,226 against and with 3,949 abstaining. Under the Plan, we will reserve 500,000 shares of common stock for issuance to our key employees, directors and consultants pursuant to options granted by the Board of Directors during the term of the Plan.

Item 5.  Other Information
--------------------------

     On May 14, 2001, the Board of Directors approved R. Stephen Polley as President and Chief Executive Officer of the Company and elected Mr. Polley to serve as a Director until the next annual meeting of shareholders or until his earlier resignation or removal in accordance with our By-laws.

     On June 6, 2001, Michael B. Laskoff was appointed as Vice President, Business Development.

     On June 7, 2001, Mark C. Levy resigned as Chief Financial Officer and Treasurer.

     On June 8, 2001, Victor E. Grijalva was appointed as Vice President, Chief Financial Officer and Treasurer.

     On August 3, 2001, Michael R. Lanham resigned as Chief Operating Officer and as a Director of the Company.

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

4.7 Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
4.8 Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
*10.1 Employment agreement by and between WorldQuest, Networks, Inc. and R. Stephen Polley. effective as of May 14, 2001.

_______________________
*Filed herewith.

     (b)  Reports on Form 8-K.

          WorldQuest Networks, Inc. filed a current report on Form 8-K dated June 18, 2001 reporting information under the following Form 8-K items:

             Item 4:  Changes in Registrant's Certifying Accountant

             Item 7:  Financial Statements and Exhibits
             No financial statements were included in the June 18, 2001 Form 8-K

          WorldQuest Networks, Inc. filed a current report on Form 8-K dated August 1, 2001 reporting information under the following Form 8-K items:

             Item 4:  Changes in Registrant's Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                              WORLDQUEST NETWORKS, INC.



August 14, 2001               By:  /s/ Victor E. Grijalva
                                   --------------------------------------------
                                   Victor E. Grijalva, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)