Form 10QSB
period 2001-09-30
WORLDQUEST NETWORKS INC
filed 2001-11-13
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

At October 31, 2001, the registrant had outstanding 6,381,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

        Yes        No  X
            ---       ---

                            WORLDQUEST NETWORKS, INC.

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                            WORLDQUEST NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2001              2000
                                                                 -------------     ------------
Current assets:                                                   (unaudited)
        Cash and cash equivalents ..........................     $ 25,856,786      $ 29,012,196
        Accounts receivable, net ...........................          270,664         1,248,619
                                                                 ------------      ------------
Total current assets .......................................       26,127,450        30,260,815

Property and equipment, net ................................        1,707,985         4,275,289
Other assets ...............................................          342,317         1,193,802
                                                                 ------------      ------------
Total assets ...............................................     $ 28,177,752      $ 35,729,906
                                                                 ============      ============


Current liabilities:
        Accounts payable ...................................     $    564,130      $  1,217,027
        Accrued expenses ...................................          725,037           646,559
        Accrued interest ...................................               --           320,436
        Deferred revenue ...................................          390,126           316,073
        Term loan ..........................................          925,000                --
                                                                 ------------      ------------
Total current liabilities ..................................        2,604,293         2,500,095

Term loan ..................................................               --         1,100,000

Minority interest in subsidiaries ..........................               --           666,998

Commitments and contingencies ..............................

Stockholders' equity:
        Preferred stock, par value $0.01 per share;
        Authorized shares--10,000,000; none issued
            and outstanding at September 30, 2001 and
            December 31, 2000 ..............................               --                --
        Common stock, par value $0.01 per share;
        Authorized shares--50,000,000; issued and
            outstanding shares--6,381,199 at September 30,
            2001 and 6,381,199 at December 31, 2000 ........           63,812            63,812
        Additional capital .................................       41,989,644        41,989,644
        Accumulated deficit ................................      (16,479,997)      (10,590,643)
                                                                 ------------      ------------
Total stockholders' equity .................................       25,573,459        31,462,813
                                                                 ------------      ------------
Total liabilities and stockholders' equity .................     $ 28,177,752      $ 35,729,906
                                                                 ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                   2001             2000             2001             2000
                                               ------------     ------------     ------------     ------------
Revenues:
Retail prepaid calling card revenue .......    $  2,739,869     $  1,954,890     $  7,228,939     $  5,848,342
Wholesale traffic and other ...............         126,275        1,057,092        2,236,308        1,306,998
                                               ------------     ------------     ------------     ------------
        Total revenue .....................       2,866,144        3,011,982        9,465,247        7,155,340
Cost of sales .............................       2,348,383        2,598,233        8,256,728        6,206,267
                                               ------------     ------------     ------------     ------------
Gross margin ..............................         517,761          413,749        1,208,519          949,073
Operating expenses:
Selling, general and administrative .......       1,477,796          881,916        4,660,369        3,999,730
Depreciation and amortization .............         262,394          291,144        1,103,498          521,753
Impairment charges ........................         374,590               --        2,547,920               --
Minority interest .........................         (38,529)          (8,414)        (352,569)           3,810
                                               ------------     ------------     ------------     ------------
Operating loss ............................      (1,558,490)        (750,897)      (6,750,699)      (3,576,220)
Interest income, net ......................         218,281          493,162          861,345          938,467
                                               ------------     ------------     ------------     ------------
Loss before extraordinary item ............      (1,340,209)        (257,735)      (5,889,354)      (2,637,753)
Extraordinary item ........................              --               --               --       (1,625,367)
                                               ------------     ------------     ------------     ------------
Net loss ..................................    $ (1,340,209)    $   (257,735)    $ (5,889,354)    $ (4,263,120)
                                               ============     ============     ============     ============
Net loss per share before extraordinary
   item-basic and diluted .................    $      (0.21)    $      (0.04)    $      (0.92)    $      (0.45)
                                               ============     ============     ============     ============
Net loss per share - basic and diluted ....    $      (0.21)    $      (0.04)    $      (0.92)    $      (0.72)
                                               ============     ============     ============     ============

Weighted average common shares
   outstanding - basic and diluted ........       6,381,199        6,375,362        6,381,199        5,900,698
                                               ============     ============     ============     ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      COMMON             STOCK             ADDITIONAL        ACCUMULATED
                                      SHARES             AMOUNT              CAPITAL           DEFICIT              TOTAL
                                    ------------       ------------       ------------       ------------        ------------
Balance at December 31, 2000           6,381,199       $     63,812       $ 41,989,644       $(10,590,643)       $ 31,462,813

Net loss                                      --                 --                 --         (5,889,354)         (5,889,354)
                                    ------------       ------------       ------------       ------------        ------------
Balance at September 30, 2001          6,381,199       $     63,812       $ 41,989,644       $(16,479,997)       $ 25,573,459
                                    ============       ============       ============       ============        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                    ------------
                                                              2001                2000
                                                          ------------        ------------
OPERATING ACTIVITIES

Net loss ..........................................       $ (5,889,354)       $ (4,263,120)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
        Depreciation and amortization .............          1,103,499             521,753
        Impairment charges ........................          2,547,920                  --
        Write-off of deferred debt costs ..........                 --          (1,405,433)
        Fair value of warrants issued for services                  --           1,868,500
        Minority interest in joint ventures .......           (666,998)            730,244
Changes in operating assets and liabilities:
        Accounts receivable .......................            977,955            (552,279)
        Accrued interest ..........................           (320,436)             81,040
        Accounts payable and accrued expenses .....           (574,419)           (632,574)
        Deferred revenue ..........................             74,053              84,181
        Other assets ..............................            350,450             255,238
                                                          ------------        ------------
Net cash used in operating activities .............         (2,397,330)         (3,312,450)

INVESTING ACTIVITIES
Net additions to property and equipment ...........           (583,080)         (3,149,001)
                                                          ------------        ------------
Net cash used in investing activities .............           (583,080)         (3,149,001)

FINANCING ACTIVITIES
Changes in line of credit .........................                 --            (888,725)
Payments on capital leases ........................                 --            (127,475)
Payments on notes payable and term loan ...........           (175,000)           (266,814)
Payments on promissory notes ......................                 --            (494,568)
Proceeds from exercise of stock options ...........                 --             107,000
Sale of common stock ..............................                 --          36,236,567
                                                          ------------        ------------
Net cash provided by (used by) financing activities           (175,000)         34,565,985

Increase (decrease) in cash and cash equivalents ..         (3,155,410)         28,104,534
Cash and cash equivalents at beginning of period ..         29,012,196           1,159,995
                                                          ------------        ------------
Cash and cash equivalents at end of period ........       $ 25,856,786        $ 29,264,529
                                                          ============        ============

Supplemental Disclosure of Cash Flow Information
Interest paid .....................................       $    384,797        $    118,589
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

2.       NET LOSS PER SHARE

         Stock options and warrants convertible into 1,967,969 and 1,401,947 shares of the Company's common stock at September 30, 2001 and 2000, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive. The extraordinary loss per share for the nine months ended September 30, 2000 was $0.27 per share.

3.       INITIAL PUBLIC OFFERING

         In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The initial public offering resulted in net proceeds of approximately $36 million to the Company.

4.       JOINT VENTURES

         During June 2000, the Company entered into two joint ventures to install and operate Internet gateways in foreign locations. The Company owns a controlling interest in these joint ventures and has consolidated the financial position and results of operations in the accompanying financial statements, with the ownership applicable to the joint venture partners recorded as minority interest. As of September 30, 2001, the Company had written-off its investments in the two joint ventures. See note 6 below.

5.       RELATED PARTY TRANSACTIONS

         During 2001 the Company paid outstanding interest of $385,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. During the quarter ended September 30, 2001, the Company made a principal payment of $175,000 on the $1,100,000 term note from Eagle Venture Capital. The remaining principal balance of $925,000 on the term loan from Eagle Venture Capital is due May 5, 2002 and is classified as a current obligation as of September 30, 2001.

6.       IMPAIRMENT CHARGES

         During the three months ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

         During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation owned by one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

         In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The

Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In June 2001, the Company decided to no longer use the joint venture to terminate traffic, resulting in the cessation of its operations. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001.

         During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

7.       SUBSEQUENT EVENT

         On October 16, 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (5.5% at October 16, 2001) less 2.25% per annum with the $300,000 principal balance due on October 16, 2003. The Note is collateralized by a $300,000 certificate of deposit maturing on September 30, 2002 bearing interest of 2.2% per annum. The Note proceeds will be used during the fourth quarter of 2001 to purchase telephone switching equipment and other assets.


8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this pronouncement will have a material effect on its results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

FORWARD-LOOKING STATEMENTS

         Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the Commission").

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

         Our primary source of revenue is the fees that we receive from our retail and wholesale customers for completing calls over our network and contain a variable expense component, which varies proportionately with the volume of traffic carried over our network. This revenue is dependent on the volume of voice traffic carried over the network which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

         Revenue decreased approximately 5% to $2,866,000 for the three months ended September 30, 2001 from $3,012,000 for the three months ended September 30, 2000. This $146,000 decrease is a result of a $931,000 decrease in wholesale revenues offset by an $785,000 increase in retail revenues. The decrease in wholesale revenues is due primarily to the cessation of one of the Company's two joint ventures to install and operate Internet gateways in foreign locations in the second quarter of 2001 and the cessation of operations of the second joint venture in the third quarter of 2001. The increase in retail revenue is primarily attributable to an increase in our retail customer base. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF SALES

         Cost of sales decreased approximately 10% to $2,348,000 for the three months ended September 30, 2001 from $2,598,000 for the three months ended September 30, 2000. This $250,000 decrease is primarily attributable to a decrease in wholesale revenues offset by an increase in retail revenues. Gross margin percentage for the September 30, 2001 quarter was approximately 18% compared to approximately 14% in the September 30, 2000 quarter. The increase in gross margin percentage is primarily attributable to a shift in revenue mix whereby higher margin retail revenues comprised 96% of total revenues in the September 30, 2001 quarter compared to 65% in the September 30, 2000 quarter. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased approximately 68% to $1,478,000 for the three months ended September 30, 2001 from $882,000 for the three months ended September 30, 2000. Selling, general and administrative expenses for the 2001 quarter include increased salaries and wages for the addition of key management and other personnel, severance payments to former Company personnel, and increased legal fees. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately 10% to $262,000 for the three months ended September 30, 2001 from $291,000 for the three months ended September 30, 2000. The decrease in depreciation and amortization is primarily attributable to a reduction in the depreciable base in property and equipment and other assets due to the write-downs of certain assets recorded in the first and second quarter of 2001.

IMPAIRMENT CHARGES

         During the three months ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

MINORITY INTEREST

         Minority interest for the three months ended September 30, 2001 was a benefit of $39,000 compared to a benefit of $8,000 for the three months ended September 30, 2000.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $239,000 for the three months ended September 30, 2001 from $488,000 for the three months ended September 30, 2000. This decline is predominantly due to an overall decrease in short-term interest rates in the United States financial markets and to a lesser extent a decrease in the average cash balance invested. Interest expense for the 2001 quarter totaled $20,000 compared to $0 in the comparable 2000 quarter.

NET LOSS

         We incurred a net loss of $1,340,000 for the three months ended September 30, 2001 as compared to a net loss of $258,000 for the three months ended September 30, 2000. The increase of $1,082,000 in net loss in the 2001 quarter is primarily attributable to an impairment charge of $375,000, higher selling, general and administrative expenses and lower interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

         Revenue increased approximately 32% to $9,465,000 for the nine months ended September 30, 2001 from $7,155,000 for the nine months ended September 30, 2000. This $2,310,000 increase is a result of additional retail revenue of $1,381,000 and wholesale revenue of $929,000. The increase in retail revenue is primarily attributable to an increase in our retail customer base. The increase in wholesale revenue is primarily attributable to one customer who generated approximately $899,000 of wholesale revenue during the nine months ended September 30, 2001, but ceased terminating traffic over the Company's network during February 2001.

COST OF SALES

         Cost of sales increased approximately 33% to $8,257,000 for the nine months ended September 30, 2001, from $6,206,000 for the nine months ended September 30, 2000. This $2,051,000 increase is primarily attributable to increased retail sales volume. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased approximately 17% to $4,660,000 for the nine months ended September 30, 2001, from $4,000,000 for the nine months ended September 30, 2000. Selling, general and administrative expenses for 2001 include bad debt expense of $749,000 relating to one wholesale customer, increased salaries and wages for the addition of key management and other personnel in the period, and severance payments to former personnel of the Company. Selling, general and administrative expenses for 2000 include a charge of $1,868,500 relating to the fair value of warrants granted to a consultant on completion of strategic portal relationship agreements. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased approximately 111% to $1,103,000 for the nine months ended September 30, 2001 from $522,000 for the nine months ended September 30, 2000. The increase in depreciation and amortization is primarily attributable to the consolidation of the majority owned joint ventures for the entire 2001 period as compared to four months in the comparable 2000 period.

IMPAIRMENT CHARGES

         During the three months ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

         During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation owned by one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

         In April 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In June 2001, the Company decided to no longer use the joint venture to terminate traffic, resulting in the cessation of its operations. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001.

         During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

MINORITY INTEREST

         Minority interest for the nine months ended September 30, 2001 was a benefit of $353,000 compared to an expense of $4,000 for the nine months ended September 30, 2000.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $926,000 for the nine months ended September 30, 2001 from $1,247,000 for the nine months ended September 30, 2000. This decline is predominantly due to an overall decrease in short-term interest rates in the United States financial markets and to a lesser extent a decrease in the average cash balance invested. Interest expense for the 2001 period totaled $64,000 compared to $308,000 in the comparable 2000 period, which included a non-cash charge of $224,000 relating to the fair value of warrants relating to financing activities prior to our initial public offering which were paid off with proceeds from the offering.

EXTRAORDINARY LOSS

         For the nine months ended September 30, 2000, the unamortized fair value of warrants and issuance costs relating to the Company's private placement of $1,900,000 of promissory notes in December 1999 was expensed as an extraordinary loss upon early retirement with proceeds of the IPO and amounted to $1,625,000.

NET LOSS

         We incurred a net loss of $5,889,000 for the nine months ended September 30, 2001 as compared to a net loss of $4,263,000 for the nine months ended September 30, 2000. Included in the 2001 net loss are impairment charges of $2,548,000 and bad debt expense of $749,000 relating to one wholesale customer. Included in the 2000 net loss were non-cash marketing expenses of $1,858,500, $224,000 in interest relating to warrants issued in financing activities prior to the company's public offering which were paid off with proceeds from the offering, and an extraordinary loss of $1,625,000 relating to the write-off of unamortized fair value of warrants and issuance costs upon early retirement of the Company's private placement of $1,900,000 of promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had approximately $25.9 million of cash and cash equivalents and working capital of approximately $23.5 million. We generated negative cash flow from operating activities of approximately $2,397,000 during the nine months ended September 30, 2001, compared with negative cash flow from operating activities of approximately $3,312,000 during the nine months ended September 30, 2000. Net cash used in operating activities for the 2001 and 2000 periods primarily consisted of net operating losses as well as changes in working capital.

         Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $583,000 for the nine months ended September 30, 2001 and $3,149,000 for the nine months ended September 30, 2000. During the remainder of the year 2001, we expect capital expenditures of approximately $500,000, of which $300,000 will be for telephone switching equipment, and the remainder will be for gateway servers, database servers, software and miscellaneous other equipment.

         Net cash used in financing activities for the nine months ended September 30, 2001 was $175,000 due to the $175,000 principal payment on our term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. Net cash provided by financing activities for the nine months ended September 30, 2000 was $34.6 million, which was attributable to the Company's initial public offering of its common stock partially offset by debt and other obligation repayments.

         As of September 30, 2001, $925,000 was outstanding under the term loan owed to our principal stockholder, Eagle Venture Capital. The term loan bears interest at 8% per annum with interest and principal payable on May 5, 2002. We also have a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding as of September 30, 2001.

         On October 16, 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (5.5% at October 16, 2001) less 2.25% per annum with the $300,000 principal balance due on October 16, 2003. The Note is collateralized by a $300,000 certificate of deposit maturing on September 30, 2002 bearing interest of 2.2% per annum. The Note proceeds will be used during the fourth quarter of 2001 to purchase telephone switching equipment and other assets.

         We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditure requirements through at least the next 24 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

INCOME TAXES

         As of September 30, 2001, we had approximately $9.3 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this pronouncement will have a material effect on its results of operations or financial position.

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

ITEM 2.  CHANGES IN SECURITIES

         The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through September 30, 2001, the net proceeds were applied toward:

         -        Repayment of indebtedness, $3,485,000;

         - Equipment purchases including additional back-up systems, $3,642,000;

         -        Software development, $300,000; and

         - General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $4,864,000.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $3,485,000 paid for repayment of indebtedness, $1,407,000 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

         On October 5, 2001 Peter S. Lynch of Boston, filed Schedule 13G, Statement of Beneficial Ownership, with the U.S. Securities and Exchange Commission to reflect an investment in the Company. Mr. Lynch purchased 364,000 shares of the Company's common stock representing 5.7 percent of outstanding shares of WorldQuest Networks, Inc. stock.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as a part of this Quarterly Report as Form 10-QSB pursuant to Item 601 of regulation S-B:

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


         (b)      Reports on Forms 8-K

                  No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                         WORLDQUEST NETWORKS, INC.


November 13, 2001           By: /s/ Victor E. Grijalva
                               ------------------------------------------------
                               Victor E. Grijalva, Vice President,
                               Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)