Form 10KSB40
period 2001-12-31
WORLDQUEST NETWORKS INC
filed 2002-03-13
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period ___________ to

                         Commission file number 0-27751

                            WORLDQUEST NETWORKS, INC.
                 (Name of small business issuer in its charter)

                      DELAWARE                                 75-2838415
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)

    14911 QUORUM DRIVE, SUITE 140, DALLAS, TEXAS                  75254
      (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES |X|   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $12,176,208.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $2.75 per share, was $9,012,443 as of December 31, 2001.

At March 1, 2002, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

                     Yes  | |              No  |X|

                                TABLE OF CONTENTS

PART I
ITEM 1.  DESCRIPTION OF BUSINESS......................................................   3
ITEM 2.  DESCRIPTION OF PROPERTY......................................................  12
ITEM 3.  LEGAL PROCEEDINGS............................................................  12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  13

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................  14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...................  15
ITEM 7.  FINANCIAL STATEMENTS.........................................................  25
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................................  25

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL.........................  26
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................  26
ITEM 10. EXECUTIVE COMPENSATION ......................................................  25
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............  25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................  25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................................  27

                            WORLDQUEST NETWORKS, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

      This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See Item 6 - "Management's Discussion and Analysis or Plan of Operation -- Forward Looking Statements" for a further discussion of these "forward looking statements."

GENERAL

      We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com (known as Clicks2India.com), we also provide a web service that enables customers to send money and a personalized message from the United States to friends, family, or others in India over our Web and telephony network. We advertise, sell and deliver our products and services worldwide through the Internet.

      All of our calls are made from phone-to-phone over our networks. The voice quality of our Internet carried calls is virtually the same as an international telephone call carried over a traditional telephone line. We believe consumers are more familiar and comfortable using telephones to make calls, as opposed to computers which have historically been used for Internet telephony.

      We focus on the international long distance market, with particular emphasis on the calling patterns between the United States and various countries. Our virtual calling cards and the WebOrganizer may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States. A substantial portion of our revenues is derived from the sale of virtual prepaid phone cards to customers calling from the United States to India.

      As of December 31, 2001, Eagle Venture Capital, LLC owned approximately
2.7 million, 42%, of our outstanding shares of common stock. Eagle Venture Capital, LLC is primarily owned by our founder and Chairman of the Board.

INDUSTRY BACKGROUND

      Emergence of Internet Telephony. Internet telephony or Voice over Internet protocol (VOIP) has emerged as a low cost alternative to traditional long distance telephony. With VOIP, voice calls are instantly transformed from analog to a digital signal and transmitted via the Internet to any telephone in the world. Once a call reaches its destination, the data is transformed back into analog voice format and forwarded to the recipient via the public switched telephone network. Routing calls over the Internet is more cost-effective than routing calls over traditional circuit-switched networks, because the packet-switching technology that enables Internet telephony is more efficient than traditional circuit-switched voice technology. Packet-based networks, unlike circuit-based networks, do not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates. Also, the use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. According to the research firm Frost & Sullivan, wholesale and retail VOIP traffic worldwide exceeded 15 billion minutes in 2000. The firm predicts that projected traffic levels of VOIP will account for approximately 75% of world voice services with revenues in excess of $21 billion by 2007.

      Emergence of Prepaid Calling Card Industry. International Data Corporation estimates the total number of United States households using prepaid calling cards will grow from 29.8 million to 49.3 million in 2005. Furthermore, it estimates that the market for prepaid calling cards will expand from $3.4 billion to $5.3 billion at the end of 2005. This growth is attributed to three trends according to industry sources. First, the larger telecommunications companies have come to understand the strategic and financial benefits of prepaid calling cards. Second, consumers are becoming more aware of various advantages of prepaid cards. Third, businesses are beginning to purchase prepaid cards as a means of controlling telephony costs and simplifying record keeping. We believe that the affordable pricing, convenience and enhanced features of prepaid calling cards has attracted price sensitive customers, business travelers, international callers and other users of long distance service. Also, while prepaid calling cards are relatively new in the United States, they have been a widely used and accepted method of making telephone calls in Europe and Asia since the 1970s.

OUR TELEPHONY SERVICE PRODUCTS

      Virtual Prepaid Calling Cards. We sell virtual prepaid calling cards over the Internet. They are virtual because we do not issue a physical card. We electronically issue a personal identification number, or PIN, to the customer when the electronic purchase transaction is completed. Once sold, the virtual calling card can be used immediately to make international and domestic long distance calls. Historically, substantially all of the minutes purchased on our virtual calling cards have been used within 45 days of purchase. We believe this rapid use and the convenience of our Web site and our "buy it now, use it now" capability fosters repeat purchases and repeat customers.

      Our system functions as follows: A potential customer accesses our Web site, follows the prompts to enter their credit card information to purchase the virtual calling card, we verify the credit card within seconds, and the confidential PIN and a toll free number is displayed for the customer to record, and the virtual calling card can be used immediately to place a call.

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

      Our Web site is accessible 24 hours per day, seven days a week, so we are not constrained by the hours a retail store would be open for business. Our Web site may also be reached from the customer's home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

      U.S. Access. Our U.S. Access virtual calling cards provide access to our network for calls from the United States to more than 241 countries and territories. When using the U.S. Access virtual calling card for a call from the United States to another country, the customer uses a touch tone telephone to dial a toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines whether the virtual calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform completes the call and reduces the available credit balance on the virtual calling card at the conclusion of the call.

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

      In certain countries where we have an Internet gateway, we can e-mail to customers a local telephone number to dial. This number connects to our platform the same as if the toll free number in the United States had been dialed and the process is the same from that point. This feature allows a customer to place a call from that country to the United States or another country with a touch-tone telephone and without the need for Internet access to our Web site and platform. These calls are also at our international United States long distance rates.

      WebOrganizer(TM). The WebOrganizer is an intelligent electronic address book and calendar which is maintained by us on our secure Web site. This service is interactive so the customer can add and delete names, numbers and events. The WebOrganizer enables an approved customer to make an international long distance call from any country to any other country at our international United States long distance rates, or domestic calls within the United States. The customer simply accesses our Web site and follows the prompts to the page for his or her WebOrganizer, selects the number where the customer is located and then "clicks" the name and number of the person to be called or to whom the facsimile transmission is to be sent.

      Resale of Virtual Calling Cards. We also buy virtual calling cards processed through other companies' platforms. We buy them at a discount and sell them to our customers on our Web site as our virtual calling cards. We sell these virtual calling cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable. We estimate that approximately 65.8% and 72.5%, respectively, of our revenues for the fiscal years ended December 31, 2001 and 2000 were generated from these virtual calling cards processed through other companies' platforms. As we increase our infrastructure and negotiate better rates with international carriers, it is expected that the resale of these virtual calling cards will become a less significant part of our total business.

      Resale of Network Capacity. From time to time we sell our excess network capacity to other long distance carriers. For the years ended December 31, 2001 and 2000, approximately 18.4% and 38.8%, respectively, of our total revenues were generated from selling our excess network capacity.

OUR INTERNATIONAL TELEPHONY NETWORKS

      Our Enhanced Services Platform. Our enhanced services platform is a specialized telephone switch. It is connected to our Web site and database and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account and PIN information when a virtual calling card is purchased and immediately activates the virtual calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from virtual calling card holders over the toll free number and over the Internet and confirms the validity of the virtual calling card and remaining balance. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate or the Internet if we have a gateway in the call destination country. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones.

      We plan to develop and offer new products and services, which may require modifications and enhancements to our platform. For any modification or enhancement, we will either contract with the manufacturer to develop new software or develop the software ourselves, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software cannot be developed cost effectively, or there will be significant delays, we may elect to abandon a potential product or service in favor of one that can be timely developed on a cost effective basis. There can be no assurance that we can successfully develop the software to enable us to offer new products or services.

      Our Internet Gateway Network. As of December 31, 2001, we had 12 international gateways operational in Mexico, Sri Lanka, India and a domestic gateway operational in Dallas, Texas. In India, we have 8 gateways operational allowing us to terminate calls over our area network in the Indian cities of New Delhi, Bangalore, Punjab and Mumbai. We intend to place more Internet gateways in the countries in which we currently operate and also in various other countries. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway.

      Our gateways allow for voice quality transmission through the Internet. The historical poor sound quality of Internet voice transmission is due to the Internet not being created for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology, in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting and delays in transmission and reception. The software in our gateways connect the packet switched data transmitted over the Internet to circuit switched public telephone networks in such a manner that virtually eliminates the delay in transmission normally involved in Internet voice transmission and the resulting pause and echo effect. We also select Internet service providers with Internet connections that permit us to limit the delay between their Internet connections and ours to less than 200 to 400 milliseconds. This also improves the voice quality of our transmissions over the Internet.

      Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. The cost is not based on international or local long distance rates.

      Our Leased Lines Network. We also lease international telephone lines to transmit calls. Our lease agreements obligate the carriers to terminate calls routed by us to them at different rates for different countries and territories. With these agreements, we have access to more than 241 countries and territories. Leased capacity is typically obtained on a per-minute basis. Our agreements are typically one-year agreements with 30-day cancellation rights by either party. Rates are adjusted approximately every 30 days, are based on volume and generally decline as volume increases. We are dependent on these carriers to terminate our calls, and the loss of one or more of them as a source for terminating calls could have a material adverse affect on us. However, we believe there are numerous international long distance carriers that transport calls to the countries we desire to target and we believe we could replace any of the carriers we lost. If the rates of any replacement carrier are higher, or our existing carriers raise their rates, our profit margins would decrease. We also sell to other long distance carriers any excess line capacity we have. Excess line capacity is the remaining capacity on our telephone lines not used by us to terminate our own calls during any given month.

      Our Third Party Contracts. Our success depends, in part, on our ability to continue to lease long distance telephone capacity from third parties at cost-effective rates to serve the foreign countries we target. It also depends, in part, on our ability to maintain our contractual relationships with local terminating parties in those countries where we have Internet gateways. If we lose our leases or contracts or if these parties are unable to provide these services, we believe we could replace them. However, it would cause a disruption of our business until they are replaced. Also, any replacement leases or contracts may not be at rates or on terms as favorable to us. For instance, during 2001 we experienced losses of $2,548,000 in connection with the loss of third party contracts (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Impairment Charges").

CREDIT CARD PROCESSING ARRANGEMENTS

      All sales of our virtual calling cards are made over the Internet through credit card purchases. We use credit card processing companies to verify credit cards. These companies are connected to our platform and database and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee.

SALES AND MARKETING

      We have developed a marketing strategy focused on increasing customer traffic to our Web site and strengthening our brand name.

      Internet Advertising. We have taken a selective approach in our advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our Web site. We generally identify a country and customer group to whom we desire to market our virtual calling cards. We place advertisements on various Web sites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web site. We believe placing banner advertising on these Web sites and portals may significantly increase our targeted exposure to prospective customers and increase our name identity.

      Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. All new virtual calling card purchasers are automatically added to our electronic mailing list, which consists of over 258,000 prior purchasers as of March 1, 2002 and Internet customers of our local Internet service providers in other countries. We e-mail messages on a periodic basis to our customers announcing new rates, new countries, new products and new features.

      Electronic Mail to Select Mailing Lists. We also deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

      Other Methods. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet and other channels. Such methods may include the use of an affiliate program, chat rooms, video e-mail, ethnic movie houses, ethnic cable television and other methods.

      WebOrganizer(TM). WebOrganizer(TM) is an intelligent address book and calendar that enables customers to make domestic and international phone calls and some faxes online with two clicks of a computer mouse from anywhere in the world. Our WebOrganizer(TM) is currently available in English, Spanish and Portuguese.

CUSTOMER SUPPORT AND SERVICE

      We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support and service personnel are available from 7:00 a.m. to 11:00 p.m. Central Time, Monday through Friday, and from 9:00 a.m. to 7:00 p.m. Central time on Saturday and Sunday to provide assistance via e-mail or telephone. They are responsible for handling all customer inquiries.

      We provide pre- and post-sales support via both e-mail and telephone service during business hours. If a customer has encountered a problem in ordering or using our products, our customer service department will take the call, or the e-mail, and respond promptly during business hours. If the virtual calling card is from our own inventory and operates on our enhanced services platform, problems can be resolved promptly and usually within one business day. For virtual calling cards that we sell as a reseller, directing traffic through someone else's switch, we are able to respond to the customer promptly but resolution of the matter may take two or more business days.

      Our Web site has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Web site provides 24 hour a day, seven day a week availability. Our Web site operations staff consists of systems administrators who manage, monitor and operate our Web site. The continued uninterrupted operation of our Web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Web site. Our network is built around a redundant, high availability backbone. In order to achieve maximum redundancy, our network has several connections to the Internet. We believe these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our services grow.

TELEPHONY TECHNOLOGY

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

      Commercially Available Licensed Technology. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

      - High speed links to the Internet through the backbones of major providers;

      - Dell clustered Servers for Web and data base applications running Windows NT, Windows 2000 and Microsoft SQL Server 7.0;

      - Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

      - Microsoft SQL Server 7.0 is a relational database within which all customer names and addresses, PINs, number of purchases and call records are stored.

      We depend on Internet service providers to provide Internet access to us and our customers. As of March 1, 2002, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our virtual calling cards through our Web site, and Web initiated calls could not be made by our customers until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

GOVERNMENT REGULATION

      Regulation of the Internet. The United States Congress and the Federal courts have adopted legislation that requires certain aspect of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising of or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business generally on the Internet. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operation.

      Potential Regulation of Internet Telephony. To our knowledge, there are currently no domestic and few international laws or regulations that prohibit the transmission of voice communications over the Internet. If Congress, the FCC, state regulatory agencies or governments of other countries impose substantial regulations relating to Internet telephony, the growth of our business could be adversely affected. In the United States, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation telecommunication services provided over the Internet. State public utility commissions may also attempt to regulate the provision of intrastate Internet telephony services. However, the FCC has issued two decisions that suggest that all transmissions over the Internet may be jurisdictionally interstate, and these decisions may restrict the ability of state public utility commissions to regulate Internet telephony. Recently, however, a Colorado court ruled that Internet telephony companies would be subject to payment of originating and terminating access charges to the incumbent provider. Imposition of such charges on our services would increase our costs. Internationally, a number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony.

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

      While the FCC found that it needed a more complete record to establish new rules, it tentatively concluded that providers of phone-to-phone Internet telephony services should be treated like other providers of telephone service. This means they should be required to make payments into Federal universal service subsidy programs. To date, the FCC has taken no further action, and has not imposed this obligation on Internet telephony providers. It may do so at some time in the future, however, such a decision could have a material adverse effect on our business, increasing our costs, and the price at which we can offer our Internet telephony services.

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

COMPETITION

      With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom, and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including RSL Communications, IDT Corp. and ValuComm Communications Corp. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

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

      Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. We cannot be certain we will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions that could have a material adverse effect on our business, financial condition and operating results.

      New technologies and the expansion of existing technologies may increase competitive pressures by enabling our competitors to offer lower-cost services. Certain Web-based applications that direct Internet traffic to other Web sites may channel users to services which compete with us. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. The occurrence of any of these events could have a material adverse effect on our business, financial condition and operating results.

THE BUSINESS OF CLICKS2INDIA.COM

      On December 6, 2001, we acquired all of the issued and outstanding common stock of buyindiaonline.com, Inc., (known as Clicks2India.com) for approximately $275,000 in cash plus liabilities assumed of $34,000 and accrued acquisition costs of $84,000. Clicks2India.com is a web-based company that enables consumers to send money and a personalized message from the United States to friends, family or others in India.

      Clicks2India has a strategic relationship with the Punjab National Bank, the second largest bank in India with more than 1,000 branches, approval from the Reserve Bank of India, a sophisticated on-line customer sales process, and a streamlined, efficient local delivery system that allows delivery of funds from the United States to someone in India generally within 48 hours.

      To transfer funds, a U.S. based customer accesses Clicks2India's web site, enters the recipient's name and a personalized message along with a designated major credit card or electronic check for payment of funds. Upon credit card or electronic check authorization, funds are wired to India and delivered by local courier to the designated recipient using the Punjab National Bank network. Clicks2India receives revenue as a percentage of the funds transferred. Since the launch of Clicks2India in October 2000, over $2.5 million has transferred to more than 7,500 customers with total revenue through December 31, 2001 of $127,000.

      Clicks2India services are aimed primarily at over 3 million people of Indian origin who live or work in the United States but maintain strong cultural and financial relationships with friends and families in India. According to the Reserve Bank of India, more than 40% of the $12 billion remitted to India during the year 2000 came from North America.

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

      We currently hold various Internet domain names relating to our operations, including "wqn.com," "creditcardphone.com," "Clicks2India.com", "buyindiaonline.com", "Cash2India.com", "click2call.net," "phone-2-phone.com," "click-n-dial.com," and "phonecollect.com." Governmental agencies and their designees are responsible for regulating the acquisition and maintenance of domain names. The regulation of domain names in the United States and other countries may change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

      In the future, we may license certain proprietary rights to third parties. While we will attempt to ensure that the quality of the WorldQuest Networks' brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, and have a material adverse effect on our business, financial condition and operating results. We also rely on certain technologies that we license from third parties. These may include suppliers of key database technology, enhanced services platforms, gateway server platforms, operating systems and specific hardware components for our service. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, financial condition and operating results.

RESEARCH AND DEVELOPMENT

      We consider the amounts spent by us for research and development during 2001 and 2000 to be immaterial.

ENVIRONMENTAL MATTERS

      Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

EMPLOYEES

      As of December 31, 2001, we had 28 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      Our executive offices are located in Dallas, Texas, where we lease approximately 6,200 square feet under a lease at a monthly rental of approximately $7,800 which expires August 31, 2003. We also have a network hub in Dallas, Texas under a co-location arrangement. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

      In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed, however, Qwest has filed a motion appealing the judgment. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registered trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

      The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      WorldQuest's Common Stock trades on the NASDAQ National Market under the symbol "WQNI". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

                                                               HIGH       LOW
YEAR ENDED DECEMBER 31, 2001
First Quarter............................................      $3.44      $2.00
Second Quarter...........................................      $3.50      $1.94
Third Quarter ...........................................      $3.10      $1.84
Fourth Quarter...........................................      $3.15      $1.85

      As of March 1, 2002, there were approximately 31 stockholders of record of our Common Stock and approximately 2,200 additional beneficial owners of our Common Stock.

DIVIDEND POLICY

      We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

      As noted above, the effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share to an underwriting syndicate led by Kaufman Bros., L.P., John G. Kinnard and Company Incorporated and WestPark Capital, Inc. The offering commenced on February 4, 2000 and the sale of 2,750,000 shares was closed on February 9, 2000 and the sale of an additional 412,500 shares, representing the over-allotment option, was closed on February 22, 2000. Net proceeds from the offering to WorldQuest were $36.3 million. From the time of receipt through December 31, 2000, the net proceeds were applied toward:

            -     repayment of indebtedness, $3,532,000;

            - equipment purchases including additional back-up systems, $3,800,000;

            -     software development, $285,000; and

            - general corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $3,880,000.

      The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

      Of the $3,532,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

      Certain statements in this Form 10-KSB, including statements of our management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation", are "forward looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed above under "Risk Factors That May Effect Results of Operations and Financial Condition," and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward looking statements regardless whether factors change as a result of new information, future events or for any other reason.

OVERVIEW

      We were incorporated as a Texas corporation effective October 14, 1996 and reincorporated as a Delaware corporation effective October 28, 1999. We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. We advertise, sell and deliver our products and services worldwide through the Internet.

      Effective December 6, 2001, we acquired all of the issued and outstanding common stock of buyindiaonline.com Inc., (known as Clicks2India.com) for approximately $275,000 in cash plus liabilities assumed of $34,000 and accrued acquisition costs of $84,000. Clicks2India.com is a web-based company that enables consumers to send money and a personalized message from the United States to friends, family or others in India.

      As of December 31, 2001, Eagle Venture Capital, LLC owned approximately
2.7 million, 42%, of our outstanding shares of common stock. Eagle Venture Capital, LLC is primarily owned by our founder and Chairman of the Board.

      Our primary source of revenues are the fees we receive from our retail and wholesale customers for completing calls over our network and contain a variable expense component, which varies proportionately with the volume of traffic carried over our network. These revenues are dependent on the volume of voice traffic carried over the network which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. Revenue from the sale of prepaid virtual calling cards is deferred and recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed. We bill our retail customers on a prepaid basis through credit cards. A substantial portion of our revenues is derived from the sale of virtual prepaid phone cards to customers calling from the United States to India.

      Costs of sales consist primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks and are largely proportional to the traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls and expenses incurred to connect our customers to our network.

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

      Minority interest consists of the portion of earnings and losses of the two majority owned joint ventures the Company entered into during June 2000 for the purpose of installation and operation of Internet gateways in foreign locations attributable to the minority investors. We wrote-off our investments in these joint ventures during 2001 (see impairment charges in Results of Operation below).

      Since inception, we have incurred significant losses and, as of December 31, 2001, had an accumulated deficit of $17,776,000. We incurred net losses of $7,186,000 and $4,745,000 for the years ended December 31, 2001 and 2000, respectively.

      Our revenues may not continue to grow or even continue at their current level. We will need to increase our revenues significantly to become profitable, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur additional costs and expenses in 2002 related to:

            - marketing and advertising related to traffic generation and brand development;

            - purchases of equipment for our operations and network infrastructure;

            - the expansion of our telecommunications network into other countries;

            - the continued development of our Web site transaction processing and network infrastructure;

            - the development and improvement of additional products and services;

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE

      Revenue decreased approximately 6% to $12,176,000 for the year ended December 31, 2001 from $12,906,000 for the year ended December 31, 2000. This $730,000 decrease is a result of a $2,757,000 decrease in wholesale revenues offset by a $2,027,000 increase in retail revenues. The decrease in wholesale revenues is due primarily to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. One customer accounted for $898,000 or 40% of our total wholesale revenues for the year ended December 31, 2001. The increase in retail revenue is primarily attributable to the aforementioned strategic shift to focus on higher margin retail sales resulting in an increase in our retail customer base. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF SALES

      Cost of sales decreased approximately 7% to $10,383,000 for the year ended December 31, 2001 from $11,109,000 for the year ended December 31, 2000. This $726,000 decrease is primarily attributable to the reduction in net revenues for the period. Gross margin percentage for the year 2001 was approximately 15% compared to approximately 14% in 2000. The increase in gross margin percentage is primarily attributable to a shift in revenue mix whereby higher margin retail revenues comprised 82% of total revenues in 2001 compared to 61% in 2000. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail revenues increase as a percentage of our total revenues.

OPERATING EXPENSES

Selling, General and Administrative

      Selling, general and administrative expenses increased approximately 30% to $6,451,000 for the year ended December 31, 2001 from $4,975,000 for the year ended December 31, 2000. Selling, general and administrative expenses for the 2001-year include increased salaries and wages for the addition of key management and other personnel, severance payments to former Company personnel, bad debt expense, and increased legal fees. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

Impairment Charges and Other Write-Offs

      During 2000, the Company entered into two joint ventures to install and operate Internet gateways in foreign locations. During 2001, the joint ventures ceased terminating traffic due to the loss of available economic circuits resulting in the cessation of the joint ventures operations. Accordingly, the Company wrote-off its investments in each joint venture resulting in a loss of $1,974,000, which is included as an impairment charge in the statement of operations.

      In 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. BDC contributed $50,000 to the joint venture and the Company agreed to obtain Internet Gateways and to install and operate the gateways. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In 2001, the joint venture ceased operations due to the loss of available economic circuits to terminate traffic. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001, which is included as an impairment charge in the statement of operations.

      During 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges and other write-offs.

      During 2000, the Company wrote-off certain investments totaling $300,000 in foreign termination arrangements, which were not placed into operation. This amount is reported under impairment charges and other write-offs in the statement of operations.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately 45% to $1,334,000 for the year ended December 31, 2001 from $919,000 for the year ended December 31, 2000. The increase in depreciation and amortization is primarily attributable to a higher depreciable base in property and equipment and other assets during the first six months of 2001. We expect depreciation and amortization expense to decrease during 2002 due to a reduction in asset additions in 2001 compared to prior periods and to the assets written-off in the impairment charges during the year.

MINORITY INTEREST

      Minority interest for the year ended December 31, 2001 was a benefit of $353,000 compared to a cost of $104,000 for the year ended December 31, 2000. The change in minority interest is due to losses generated from the Company's two joint ventures attributable to the joint ventures loss of available circuits.

INTEREST INCOME, NET

      Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $1,087,000 for the year ended December 31, 2001 from $1,718,000 for the year ended December 31, 2000. This decline is predominantly due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2001 year totaled $84,000 compared to $337,000 in 2000. The decrease in interest expense is primarily due to lower outstanding balances under our credit facilities during 2001.

NET LOSS

      We incurred a net loss of $7,186,000 for the year ended December 31, 2001 as compared to a net loss of $4,745,000 for the year ended December 31, 2000. The increase of $2,441,000 in net loss in the 2001 year is primarily attributable to impairment charges of $2,548,000, higher selling, general and administrative expenses and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, we had approximately $25.0 million of cash and cash equivalents and working capital of approximately $22.5 million. We generated negative cash flow from operating activities of approximately $3,224,000 for the year ended December 31, 2001, compared with negative cash flow from operating activities of approximately $1,677,000 during the year ended December 31, 2000. Net cash used in operating activities for the 2001 and 2000 periods primarily consisted of net operating losses as well as changes in working capital.

      Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $874,000 for the year ended December 31, 2001 and $3,631,000 for the year ended December 31, 2000.

      Net cash provided by financing activities for the year ended December 31, 2001 was $125,000 due to the $300,000 promissory note borrowing described below offset by the $175,000 principal payment on our term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. Net cash provided by financing activities for the year ended December 31, 2000 was $33,161,000, which was attributable to the Company's initial public offering of its common stock partially offset by debt and other obligation repayments.

      As of December 31, 2001, $925,000 was outstanding under the term loan owed to our principal stockholder, Eagle Venture Capital. The term loan bears interest at 8% per annum with interest and principal payable on May 5, 2002. We also have a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding as of December 31, 2001.

      On October 16, 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (4.75% at December 31, 2001) less 2.25% per annum with the $300,000 principal balance due on October 16, 2003. The Note is collateralized by a $300,000 certificate of deposit maturing on September 30, 2002 bearing interest of 2.2% per annum.

      We believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditure requirements through at least the next 18 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all.

INCOME TAXES

      As of December 31, 2001, we had approximately $17.2 million of net operating loss carry-forwards for Federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability; therefore, at December 31, 2001 we have provided a full valuation allowance on our deferred tax assets of approximately $7,000,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transaction initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Statement requires that goodwill recorded on acquisitions completed prior to July 21, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will not be tested for impairment as set forth in the Statement. The adoption of these standards will not have a significant effect on results of operations or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this pronouncement will have a material effect on its results of operations or financial position.

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

      Since inception, we have incurred operating losses, and as of December 31, 2001, we had an accumulated deficit of $17,776,000. We incurred net losses of $7,186,000 and $4,745,000 for the years ended December 31, 2001 and 2000, respectively.

      Our revenues may not continue to grow or even continue at their current level. We will need to increase our revenues significantly to become profitable, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur additional costs and expenses in 2002 related to:

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

      The expected growth of our operations places a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

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

      We believe that our success will depend on the continued services of our senior management team, especially B. Michael Adler and R. Stephen Polley. We carry $2.0 million of key person life insurance on the life of B. Michael Adler. The loss of the services of any of our senior management team or other key employees could adversely affect our business, financial condition and operating results.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 18, 2001, the Company accepted the resignation of Ernst & Young LLP as the Company's independent accountants. Neither of the reports of Ernst & Young LLP on the Company's financial statements for the Company's fiscal years ended December 31, 2000 and 1999 contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in connection with its report.

      On August 1, 2001, the Company engaged Grant Thornton LLP as the Company's certified public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information regarding the directors and executive officers of WorldQuest in the Proxy Statement relating to WorldQuest's 2002 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation in the Proxy Statement relating to WorldQuest's 2002 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WorldQuest's 2002 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding certain relationships and related transactions in the Proxy Statement relating to WorldQuest's 2002 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

            1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

            2. Exhibits required to be filed by Item 601 of Regulation S-B:

Exhibit
Number      Description of Exhibits
------      -----------------------
*2.1        Agreement and Plan of Merger with buyindiaonline.com Inc.
 3.1        Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to
            WorldQuest's Form SB-2 Registration Statement, File No. 333-82721
            (the "Prior Registration Statement"), and incorporated herein by this reference.
 3.2        Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration
            Statement, and incorporated herein by this reference.
 4.1        Specimen common stock certificate, filed as Exhibit 4.1 to the Prior
            Registration Statement, and incorporated herein by this reference.
 4.2        Amended and Restated Note dated May 5, 1999 payable to WorldQuest
            Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
            Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.
 4.3.1      Representatives' Warrant dated February 4, 2000 granted to John G.
            Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual Report on Form 10-KSB
            for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.3.2      Representatives' Warrant dated February 4, 2000 granted to Kaufman
            Bros., L.P. for 178,750 shares of common stock, filed as Exhibit
            4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.3.3      Representatives' Warrant dated February 4, 2000 granted to WestPark
            Capital, Inc. for 27,500 shares of common stock, filed as Exhibit
            4.3.3 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.4        Amended and Restated Note date August 15, 1999 payable to Eagle
            Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration
            Statement, and incorporated herein by this reference.
 4.5        Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private
            Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2
            Registration Statement, file no. 333-93019 (the "Second Registration
            Statement"), and incorporated herein by this reference.
 4.6        Form of Warrant issued in the Private Placement, filed as Exhibit
            4.6 to the Second Registration Statement, and incorporated herein by this reference.
 4.7        Warrant to Purchase 50,000 shares of common stock granted to
            Advanced Multimedia Group, Inc. on March 16, 2000.
 4.8        Warrant to Purchase 50,000 shares of common stock granted to
            Advanced Multimedia Group, Inc. on April 26, 2000.
 10.1       Joint Venture Agreement dated April 9, 1999 between WorldQuest and
            BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.
 10.2       Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior
            Registration Statement, and incorporated herein by this reference.
 10.3       Stock Option Agreement dated December 7, 1998 granted to Michael R.
            Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior
            Registration Statement, and incorporated herein by this reference.
 10.4       Stock Transfer Agreement dated December 7, 1998 between WorldQuest
            Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and
            incorporated herein by this reference.
 10.5       Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle
            Venture Capital, LLC amending and clarifying the

            Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit
            10.7 to the Prior Registration Statement, and incorporated herein by this reference.
10.6        Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second
            Registration Statement, and incorporated herein by this reference.
10.7        Purchase Agreement dated April 17, 2000 between WorldQuest and BDC
            LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly Report on Form
            10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
10.8        2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest's Form
            S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.
10.9        Employment agreement by and between WorldQuest Networks, Inc. and R.
            Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest's Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001.
*21.1       List of Subsidiaries.
*23.1       Consent of Grant Thornton LLP.
*23.2       Consent of Ernst & Young LLP.

-----------------------
*     Filed herewith.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLDQUEST NETWORKS, INC.

March 12, 2002                     /s/ R. Stephen Polley
                                   --------------------------------------------
                                   R. Stephen Polley, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


March 12, 2002                     /s/ Victor E. Grijalva
                                   --------------------------------------------
                                   VICTOR E. GRIJALVA
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 12, 2002                     /s/ B. Michael Adler
                                   --------------------------------------------
                                   B. MICHAEL ADLER
                                   Director (Chairman of the Board)


March 12, 2002                     /s/ R. Stephen Polley
                                   --------------------------------------------
                                   R. STEPHEN POLLEY
                                   Director


March 12, 2002                     /s/ E. Denton Jones
                                   --------------------------------------------
                                   E. DENTON JONES
                                   Director


March 12, 2002                     /s/ Elizabeth H. Buchler
                                   --------------------------------------------
                                   ELIZABETH H. BUCHLER
                                   Director


March 12, 2002                     /s/ Nabil N. El-Hage
                                   --------------------------------------------
                                   NABIL N. EL-HAGE
                                   Director


March 12, 2002                     /s/ Robert A. Farmer
                                   --------------------------------------------
                                   ROBERT A. FARMER
                                   Director

March 12, 2002                     /s/ Victor E. Grijalva
                                   --------------------------------------------
                                   VICTOR E. GRIJALVA
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                            WORLDQUEST NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Certified Public Accountants..........................................................    F-2
Report of Independent Auditors..............................................................................    F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000................................................    F-4
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2001.......    F-5
Consolidated Statements of Changes in Stockholders' Equity for each of the two years in the period ended
December 31, 2001...........................................................................................    F-6
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2001.......    F-7
Notes to Consolidated Financial Statements..................................................................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WorldQuest Networks, Inc.

      We have audited the accompanying consolidated balance sheet of WorldQuest Networks, Inc., as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldQuest Networks, Inc., at December 31, 2001, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

January 25, 2002
Dallas, Texas

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
WorldQuest Networks, Inc.

      We have audited the accompanying consolidated balance sheet of WorldQuest Networks, Inc., as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldQuest Networks, Inc., at December 31, 2000, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

February 2, 2001
Dallas, Texas

                            WORLDQUEST NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                            ------------------------------
                                                                                 2001             2000
                                                                            ------------      ------------
                                  ASSETS
Current assets:
     Cash and cash equivalents .......................................      $ 25,039,398      $ 29,012,196
     Accounts receivable, net ........................................           174,098         1,248,619
     Prepaid expenses and other current assets .......................           277,023           343,960
                                                                            ------------      ------------
Total current assets .................................................        25,490,519        30,604,775

Property and equipment, net ..........................................         2,036,378         4,275,289
Other assets .........................................................                --           849,842
                                                                            ------------      ------------
Total assets .........................................................      $ 27,526,897      $ 35,729,906
                                                                            ============      ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................      $  1,455,422      $  1,217,027
   Accrued expenses ..................................................           354,226           646,559
   Deferred revenue ..................................................           215,116           316,073
   Current portion of  term loan and accrued interest ................           925,000           320,436
                                                                            ------------      ------------
Total current liabilities ............................................         2,949,764         2,500,095

Term loan ............................................................                --         1,100,000
Promissory note ......................................................           300,000                --
Minority interests in joint ventures .................................                --           666,998
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
   Authorized shares--10,000,000; none issued and outstanding
      at December 31, 2001 and 2000 ..................................                --                --
   Common stock, par value $.01 per share:
   Authorized shares--50,000,000; issued and
     outstanding shares--6,381,199 at December 31, 2001 and 2000 .....            63,812            63,812
   Additional capital ................................................        41,989,644        41,989,644
   Accumulated deficit ...............................................       (17,776,323)      (10,590,643)
                                                                            ------------      ------------
Total stockholders' equity ...........................................        24,277,133        31,462,813
                                                                            ------------      ------------
Total liabilities and stockholders' equity ...........................      $ 27,526,897      $ 35,729,906
                                                                            ============      ============

                            WORLDQUEST NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
Retail prepaid calling card revenue .................................            $  9,931,072       $  7,903,650
Wholesale traffic and other .........................................               2,245,136          5,002,523
                                                                                 ------------       ------------
          Total revenue .............................................              12,176,208         12,906,173
Cost of sales .......................................................              10,383,454         11,109,317
                                                                                 ------------       ------------
Gross margin ........................................................               1,792,754          1,796,856
Operating expenses:
    Selling, general, administrative ................................               6,451,238          5,045,783
    Depreciation and amortization ...................................               1,334,462            919,068
    Impairment charges and other write-offs .........................               2,547,920            300,000
    Minority interest ...............................................                (352,569)            32,906
                                                                                 ------------       ------------
          Total operating expenses ..................................               9,981,051          6,297,757
                                                                                 ------------       ------------
Operating loss ......................................................              (8,188,297)        (4,500,901)
Interest income, net ................................................               1,002,617          1,381,154
                                                                                 ------------       ------------
Loss before extraordinary loss ......................................              (7,185,680)        (3,119,747)
Extraordinary loss ..................................................                      --         (1,625,367)
                                                                                 ------------       ------------
Net loss ............................................................            $ (7,185,680)      $ (4,745,114)
                                                                                 ------------       ------------

Net loss per share before extraordinary loss--basic and diluted .....            $      (1.13)      $      (0.52)
                                                                                 ============       ============
Net loss per share--basic and diluted ...............................            $      (1.13)      $      (0.79)
                                                                                 ============       ============
Weighted-average common shares outstanding--basic and diluted .......               6,381,199          6,021,480
                                                                                 ============       ============

                            WORLDQUEST NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            COMMON STOCK
                                                       ----------------------      ADDITIONAL     ACCUMULATED     STOCKHOLDERS'
                                                         SHARES        AMOUNT        CAPITAL         DEFICIT          EQUITY
                                                       ---------      -------      -----------    ------------    -------------
Balance at January 1, 2000 ......................      3,196,699      $31,967      $ 3,571,622    $ (5,845,529)    $ (2,241,940)
   Sale of common stock in connection
     with initial public offering ...............      3,162,500       31,625       36,204,942              --       36,236,567
    Exercise of warrants issued in
      connection with subordinate
      promissory notes ..........................         17,000          170          101,830              --          102,000
   Exercise of employee stock options ...........          5,000           50            4,950              --            5,000
   Fair value of warrants issued for
     services ...................................             --           --        2,106,300              --        2,106,300
   Net loss .....................................             --           --               --      (4,745,114)      (4,745,114)
                                                       ---------      -------      -----------    ------------     ------------
Balance at December 31, 2000 ....................      6,381,199       63,812       41,989,644     (10,590,643)      31,462,813
   Net loss .....................................             --           --               --      (7,185,680)      (7,185,680)
                                                       ---------      -------      -----------    ------------     ------------
Balance at December 31, 2001 ....................      6,381,199      $63,812      $41,989,644    $(17,776,323)    $ 24,277,133
                                                       =========      =======      ===========    ============     ============

                            WORLDQUEST NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                      2001             2000
                                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss ...............................................................................         $ (7,185,680)     $ (4,745,114)
Extraordinary loss .....................................................................                   --         1,625,367
Adjustments to reconcile net loss to net cash
   used in operating activities:
            Depreciation and amortization ..............................................            1,334,462           919,068
            Impairment charges and other write-offs ....................................            2,547,920           300,000
            Fair value of warrants issued for services .................................                   --         1,868,500
Changes in operating assets and liabilities, net of effects of acquisition:
            Accounts receivable ........................................................            1,088,295        (1,134,931)
            Accrued interest ...........................................................             (320,436)          120,622
            Accounts payable and accrued expenses ......................................             (338,954)         (134,790)
            Deferred revenue ...........................................................             (100,957)          156,872
            Other assets ...............................................................             (248,575)         (653,055)
                                                                                                 ------------      ------------
Net cash used in operating activities ..................................................           (3,223,925)       (1,677,461)

INVESTING ACTIVITIES
Net additions to property and equipment ................................................             (873,873)       (3,630,891)
                                                                                                 ------------      ------------
Net cash used in investing activities ..................................................             (873,873)       (3,630,891)

FINANCING ACTIVITIES
Payment on term loan ...................................................................             (175,000)               --
Payments on line of credit .............................................................                   --          (888,725)
Payments on capital leases .............................................................                   --          (127,475)
Payments on notes payable ..............................................................                   --          (266,814)
Borrowings/payments for promissory notes ...............................................              300,000        (1,900,000)
Proceeds from exercise of stock options and warrants ...................................                   --           107,000
Sale of common stock ...................................................................                   --        36,236,567
                                                                                                 ------------      ------------
Net cash provided by financing activities ..............................................              125,000        33,160,553

Increase (decrease) in cash and cash equivalents .......................................           (3,972,798)       27,852,201
Cash and cash equivalents at beginning of year .........................................           29,012,196         1,159,995
                                                                                                 ------------      ------------
Cash and cash equivalents at end of year ...............................................         $ 25,039,398      $ 29,012,196
                                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ..........................................................................         $    397,058      $    118,589
                                                                                                 ============      ============
NON-CASH INVESTING AND OPERATING ACTIVITIES
Fair value of assets acquired, including cash of $107,657 ..............................         $    392,673      $         --
Acquisition purchase price due .........................................................              358,696                --
Liabilities assumed ....................................................................               33,977                --

                            WORLDQUEST NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

      WorldQuest Networks, Inc. ("WorldQuest" or the "Company") was incorporated as a Texas corporation effective October 14, 1996, and reincorporated as a Delaware corporation effective October 28, 1999. WorldQuest is an international Internet telephony company that sells virtual prepaid calling cards through its Internet website and transmits long distance calls at discounted rates through its Internet and traditional networks. WorldQuest also sells virtual calling cards processed through other companies' platforms and from time to time sells its excess capacity to other long distance carriers. The Company markets an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world through its website. Effective December 6, 2001, the Company also provides a web service that enables customers to send money and a personalized message from the United States to friends, family or others in India.

      In February 2000, the Company completed its initial public offering selling a total of 3,162,500 shares of common stock at a price of $13 per share resulting in net proceeds of approximately $36.2 million. Prior to the completion of the initial public offering, the majority of the common stock of the Company was owned by Eagle Venture Capital, LLC ("Eagle Venture Capital") (formerly WorldQuest Networks, LLC), a limited liability company controlled by the Company's Chairman of the Board.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

      Depreciation expense totaled $1,274,462 and $834,973 for 2001 and 2000, respectively. Amortization expense totaled $60,000 for 2001 and $84,095 for 2000.

                            WORLDQUEST NETWORKS, INC.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets.

INCOME TAXES

      Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

REVENUE RECOGNITION

      Retail prepaid phone card revenue is recorded net of returns and allowances and is recognized as calling services are used or upon expiration of the calling card. Wholesale traffic revenue is recognized as calls are processed.

ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001 and 2000, was $440,000 and $446,000, respectively.

STOCK-BASED COMPENSATION

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,892,469 and 1,470,567 shares of the Company's common stock for the years ended December 31, 2001 and 2000, respectively, were not considered in the calculation of average common shares outstanding as the effect would be anti-dilutive due to the Company's net loss for the periods presented.

COMPREHENSIVE INCOME

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2001 and 2000, the Company realized no transactions other than those reported in net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and long-term debt. At December 31, 2001 and 2000, the carrying amount of the Company's financial instruments approximates their fair values due to their short maturities. Management believes the Company's term loan approximates fair value due to its short maturity and all other debt has floating interest rates so its fair value approximates carrying value.

                            WORLDQUEST NETWORKS, INC.

CONCENTRATION OF CREDIT AND BUSINESS RISKS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to prepaid phone card sales, and amounts owed by customers for wholesale traffic.

      Customers purchase the Company's prepaid calling cards primarily using major credit cards, which are reimbursed by credit card processing companies. The Company does not routinely perform on-going credit evaluations of its prepaid calling card customers but does evaluate its credit card processors. The Company performs credit evaluations and establishes credit limits for its wholesale traffic customers, including requiring deposits when applicable.

      A substantial portion of the Company's revenues is derived from the sale of prepaid phone cards, which terminate in India.

      At December 31, 2001 and 2000, one credit card processing company accounted for 100% and 8%, respectively, of total accounts receivable. For the year ended December 31, 2001, no customer accounted for more than 10% of total sales. For the year ended December 31, 2000, one wholesale traffic customer accounted for 16% of total sales. The Company's receivable from this customer as of December 31, 2000 was $751,000. At December 31, 2001 and 2000, accounts receivable are stated net of an allowance for doubtful accounts of $852,000 and $54,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The Statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the Statement. The adoption of these standards will not have a significant effect on results of operations or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this pronouncement will have a material effect on its results of operations or financial position.

                            WORLDQUEST NETWORKS, INC.

RECLASSIFICATIONS

      Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3. ACQUISITION

      Effective December 6, 2001, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of buyindiaonline.com, Inc., (known as Clicks2India.com) for approximately $275,000 in cash plus liabilities assumed of $34,000 and accrued acquisition costs of $84,000. Clicks2India.com is a web-based company that enables consumers to send money and a personalized message from the United States to friends, family or others in India. The acquisition has been accounted for as a purchase and the total acquisition cost have been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $393,000 (of which $108,000 was cash) and liabilities assumed were $34,000. No goodwill was recorded in connection with the transaction. The Company's consolidated results of operations have incorporated buyindiaonline.com's activity since December 6, 2001. Clicks2India.com's revenues for the year ended December 31, 2001 were $127,000. Proforma financial information assuming the acquisition had occurred on January 1, 2001 would not be significantly different from the actual reported consolidated net loss and net loss per share of the Company for the year ended December 31, 2001.

4. PROPERTY AND EQUIPMENT

      Property and Equipment consists of the following as of December 31:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                           (YEARS)        2001           2000
                                                         -----------   -----------    -----------
     Leasehold improvements                                 2 to 5     $    39,320    $    18,453
     Switches and other network equipment                   2 to 3       3,327,449      5,236,306
     Furniture and fixtures                                   5             64,160         58,694
     Capitalized software                                     5            803,033        536,845
                                                                       -----------    -----------
         Total                                                           4,233,962      5,850,298
     Less: accumulated depreciation and amortization                   (2,197,584)    (1,575,009)
                                                                       -----------    -----------
         Net property and equipment                                    $ 2,036,378    $ 4,275,289
                                                                       ===========    ===========

                            WORLDQUEST NETWORKS, INC.

5. PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses and other current assets consist of the following as of December 31:

                                                       2001         2000
                                                    --------      --------
      Prepaid Calling Cards                         $ 60,741      $ 82,303
      Deposits                                       111,724       165,634
      Prepaid Expenses                               104,558        96,023
                                                    --------      --------
                                                    $277,023      $343,960
                                                    ========      ========

      As of December 31, 2000, other assets, non-current include goodwill of $494,000 (see Note 6), prepaid termination costs of $303,000, and other of $53,000.

6. IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

      During 2000, the Company entered into two joint ventures to install and operate Internet gateways in foreign locations. During 2001, the joint ventures ceased terminating traffic due to the loss of available economic circuits resulting in the cessation of the joint ventures operations. Accordingly, the Company wrote-off its investments in each joint venture resulting in a loss of $1,974,000, which is included as an impairment charge in the statement of operations.

      In 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. BDC contributed $50,000 to the joint venture and the Company agreed to obtain Internet Gateways and to install and operate the gateways. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over 5 years. In 2001, the joint venture ceased operations due to the loss of available economic circuits to terminate traffic. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001, which is included as an impairment charge in the statement of operations.

      During 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

      During 2000, the Company wrote-off certain investments totaling $300,000 in foreign termination arrangements, which were not placed into operation. This amount is reported under impairment charges and other write-offs in the statement of operations.

7. ACCRUED EXPENSES

      Accrued expenses consist of the following as of December 31:

                                                       2001         2000
                                                    --------      --------
      Sales tax payable                             $  3,650      $ 96,646
      Long distance carrier charges                       --       398,105
      Accrued payroll expenses                       190,822        39,556
      Other                                          159,754       112,252
                                                    --------      --------
                                                    $354,226      $646,559
                                                    ========      ========

                            WORLDQUEST NETWORKS, INC.

8. DEBT

      Long-term debt consists of the following as of December 31:

                                                   2001            2000
                                               -----------     -----------
      Term loan and accrued interest           $   925,000     $ 1,420,436
      Promissory note                              300,000              --
                                               -----------     -----------
      Total                                    $ 1,225,000     $ 1,420,436
      Less current portion                        (925,000)       (320,436)
                                               -----------     -----------
      Long term debt net of current portion    $   300,000     $ 1,100,000
                                               ===========     ===========

      Scheduled future principal maturities of long-term debt consists of the following as of December 31:

     Year ending December 31,
     ------------------------
     2002                                      $   925,000
     2003                                          300,000
                                               -----------
                                               $ 1,225,000
                                               ===========

      The term loan is due to Eagle Venture Capital, bears interest at 8% annually and matures May 5, 2002. The Company also has a $1.4 million line of credit with Eagle Venture Capital at 8% per annum with accrued interest payable monthly until May 2002. In 2001, the Company paid outstanding interest of $397,000 and made a principal payment of $175,000 on the term loan. The remaining principal balance of $925,000 is classified as a current obligation at December 31, 2001. There were no borrowings under the line of credit at December 31, 2001 and 2000.

      In 2000, the Company retired a note payable to a Costa Rican party with whom the Company had formed a joint venture to provide facsimile termination services and recognized a net gain of approximately $100,000.

      In December 1999, the Company raised $1.9 million, before offering costs of $255,000, through the private placement of 8% unsecured subordinated convertible promissory notes and common stock purchase warrants to acquire 323,000 shares of the Company's common stock. The notes were due the earlier of December 31, 2000 or the successful completion of an initial public offering. The fair value of the stock purchase warrants of approximately $1.5 million was accounted for as a discount on the debt and amortized as additional interest expense over the term of the notes. In 2000, the Company retired all debt outstanding, excluding the $1,100,000 term loan due Eagle Venture Capital, with proceeds from the Company's initial public offering. Upon retirement of the 8% unsecured subordinated convertible promissory notes, the unamortized fair value of the common stock purchase warrants and deferred offering costs of approximately $1.6 million were expensed as an extraordinary loss.

      In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (4.75% at December 31, 2001) less 2.25% per annum with the $300,000 principal balance due in October 2003. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 2.2% per annum.

                            WORLDQUEST NETWORKS, INC.

9. RELATED PARTY TRANSACTIONS

      The Company's founder and Chairman of the Board holds a controlling interest in Eagle Venture Capital, which owns approximately 2.7 million outstanding shares of the common stock of the Company as of December 31, 2001 and 2000. Eagle Venture Capital has provided the Company with a term loan and a line of credit expiring in May 2002 of which $925,000 and $0, respectively, were outstanding as of December 31, 2001. The term loan and line of credit are described in Note 8.

During 2000, the Company granted warrants to acquire 100,000 shares of the Company's common stock as compensation for the execution of two Internet portal agreements arranged by a consulting company. The consulting company is managed by one of the Company's directors, who became a Director of the Company subsequent to the grant of the warrants. The fair value of these warrants, approximately $1.9 million, was expensed as selling, general and administrative costs during 2000.

10. INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

                                                  2001            2000
                                              -----------     -----------
      Deferred tax assets:
      Deferred revenue                        $    53,650     $    35,478
      Property and equipment                      276,128          75,640
      Accounts receivable                         314,969          14,049
      Other                                        20,579         322,920
      Net operating loss carry forwards         6,340,863       3,431,631
                                              -----------     -----------
      Total deferred tax assets               $ 7,006,189     $ 3,879,918
                  Valuation allowance          (7,006,189)     (3,879,918)
                                              -----------     -----------
                  Net deferred tax assets     $        --     $        --
                                              ===========     ===========

      The Company has U.S. net operating loss carry forwards of approximately $17.2 million as of December 31, 2001. The Company has not recognized a deferred tax asset in the accompanying balance sheet due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying statements of operations. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2001 and 2000, the valuation allowance increased by approximately $3,135,000 and $2,079,000, respectively. If unused, accumulated net operating losses expire as follows: 2011 - $213,998; 2012 - $1,530,561; 2018 - $1,446,582; 2019 -
$1,754,788; 2020 - $4,627,959; 2021 - $7,577,483.

11. STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

      The Company's authorized share capital consists of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share.

      In February 2000, the Company completed its initial public offering, selling a total of 3,162,500 shares of common stock at a price of $13 per share. The offering commenced on February 4, 2000, with the closing of 2,750,000 shares February 9, 2000 and the sale of an additional 412,000 shares, representing the over-allotment

                            WORLDQUEST NETWORKS, INC.

option, closing on February 22, 2000. The initial public offering resulted in net proceeds of approximately $36.2 million to the Company.

WARRANTS

      At December 31, 2001 and 2000, the Company had outstanding warrants to purchase 782,000 shares of its common stock. These warrants expire April 2003 through April 2005 and have a weighted average exercise price of $15.91 per share. At December 31, 2001, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company's directors to acquire 100,000 shares of common stock (see Note 9), warrants granted to representatives of the Company's underwriters in connection with the Company's initial public offering to acquire 275,000 shares of common stock, warrants granted in connection with the Company's December 1999 private placement of promissory notes to acquire 306,000 shares of common stock (see
Note 8); and warrants granted to various service providers and others to acquire 101,000 shares of common stock.

      Included in the warrants to acquire 101,000 shares of common stock are warrants the Company granted a joint venture partner warrants to acquire 50,000 shares of common stock, with exercise prices of $4.56 to $8.50, for the completion of ten new Internet circuit installations by the joint venture partner. The fair value of these options, approximately $238,000, was recorded as an additional cost of installation of the circuits, capitalized as property and equipment and subsequently, written off in 2001 upon cessation of the joint venture's operations as discussed in Note 6.

STOCK OPTIONS

      The Company has stock option plans (the "Plans") under which the Company may grant Directors and key employees options to purchase up to 1,000,000 shares of the Company's common stock at an amount at least equal to the fair value of the Company's common stock on the date of grant. The following table summarizes the employee stock option transactions for the years ended December 31, 2001 and 2000 under the Plans:

                                                                         WEIGHTED
                                                        NUMBER OF         AVERAGE
                                                         SHARES       EXERCISE PRICE
                                                        ---------     --------------
Outstanding at December 31, 1999                         293,164          $ 3.10
Granted                                                  235,636           10.68
Exercised                                                 (5,000)           1.00
Cancelled                                                (33,100)           3.69
                                                        --------
Outstanding at December 31, 2000                         490,700            6.71

Granted                                                  641,782            2.21
Exercised                                                     --              --
Cancelled                                               (189,880)          11.63
                                                        --------
Outstanding at December 31, 2001                         942,602          $ 7.20
                                                        ========

Options exercisable:
December 31, 2000                                        152,804          $ 6.38
                                                        ========          ======
December 31, 2001                                        409,028          $ 6.09
                                                        ========          ======

                            WORLDQUEST NETWORKS, INC.

     A summary of stock options under the Plans outstanding as of December 31, 2001 are as follows:

                                     Options Outstanding            Options Exercisable
                           ------------------------------------    ---------------------
                                        Weighted-     Weighted-                Weighted-
        Range of                        Average        Average                  Average
        Exercise                       Remaining      Exercise                  Exercise
         Prices            Shares     Life (years)      Price       Shares       Price
     ---------------       ------     ------------    ---------     ------     ---------
     $  1.00 -  1.99       94,500         5.15          $1.35       75,750      $ 1.33
        2.00 -  2.99      641,782         8.44           2.21      150,000        2.12
        3.00 -  3.99       50,500         3.93           3.33       50,500        3.33
        5.00 - 11.00       46,720         5.54           7.02       32,242        6.36
       13.00 - 14.00       40,000         4.89          13.00       37,500       13.00
       19.00 - 20.00       60,000         5.24          19.13       60,000       19.13
       21.00 - 22.00        9,100         5.22          21.63        3,036       21.63
                          -------                                  -------

Total                     942,602         5.60          $7.20      409,028       $6.09
                          =======                                  =======

      In December 1998, the Company issued options outside of the option plans to purchase 167,867 shares of its common stock to a former officer of the Company at an exercise price of $3.33 with a seven-year term. At December 31, 2001, all of these options were vested and outstanding.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company's reported and pro forma net loss for the years ending December 31, 2001 and 2000 are as follows:

                                                    2001               2000
                                               -------------      -------------
Net loss:
     As reported                               $  (7,185,680)     $  (4,745,114)
                                               =============      =============
     Pro forma                                 $  (8,042,285)     $  (6,081,642)
                                               =============      =============
Net loss per share:
     As reported -- basic and diluted          $       (1.13)     $       (0.52)
                                               =============      =============
     Pro forma -- basic and diluted            $       (1.26)     $       (1.01)
                                               =============      =============

      The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used in the December 31, 2001 calculation were as follows: risk free interest rate of 4%, dividend yield of zero, volatility factor of .8, and average expected life of 4 years. The weighted average assumptions used in the December 31, 2000 calculation were as follows: risk free interest rate of 6%, dividend yield of zero, volatility of 1.5 and average expected life of 4 years. The options granted during 2001, and 2000 had a weighted average fair value of $1.37 and $9.34 per share, respectively.

                            WORLDQUEST NETWORKS, INC.

12. BENEFIT PLAN

      The Company adopted a 401(k) benefit plan in 2001. The plan provides for voluntary employee contributions and the Company matches 15% of employee contributions to a maximum of 8% contributed by the employee. Employees become 100% vested in employment contributions after 2 years of service accruing 50% per year of service. The Company had $10,913 of plan contributions for the year ended December 31, 2001.

13. COMMITMENTS

      The Company has operating leases relating principally to office facilities. Future minimum lease commitments at December 31, 2001, for leases with initial or remaining terms of more than one year are summarized by year as follows:

                                                       Operating
                                                         Leases
                                                       ----------
                   2002                                $   93,750
                   2003                                    62,500
                                                       ----------
                   Total                               $  156,250
                                                       ==========

      Rental expense under operating leases was approximately $77,731 and $77,216 for the years ended December 31, 2001 and 2000, respectively.

14. CONTINGENCIES

      In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In September 1998, Qwest Communications ("Qwest") filed a notice of opposition, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding for the Company's registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel the "WorldQuest" trademark was dismissed. Qwest has filed a motion appealing the judgment. Although the Company considers Qwest's motion to be without merit, the Company may not be able to obtain a registered trademark for "WorldQuest Networks" and could be required to stop using the name or pay a fee to Qwest for permission to use the name.

      The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

15. INTEREST INCOME, NET

      Interest income for the years ended December 31, 2001 and 2000 was $1,087,000, and $1,718,000, respectively. Interest expense for the years ended December 31, 2001 and 2000 was $84,000 and $337,000, respectively.

                                 EXHIBIT INDEX

Exhibit
Number      Description of Exhibits
------      -----------------------
*2.1        Agreement and Plan of Merger with buyindiaonline.com Inc.
 3.1        Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to
            WorldQuest's Form SB-2 Registration Statement, File No. 333-82721
            (the "Prior Registration Statement"), and incorporated herein by this reference.
 3.2        Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration
            Statement, and incorporated herein by this reference.
 4.1        Specimen common stock certificate, filed as Exhibit 4.1 to the Prior
            Registration Statement, and incorporated herein by this reference.
 4.2        Amended and Restated Note dated May 5, 1999 payable to WorldQuest
            Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
            Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.
 4.3.1      Representatives' Warrant dated February 4, 2000 granted to John G.
            Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual Report on Form 10-KSB
            for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.3.2      Representatives' Warrant dated February 4, 2000 granted to Kaufman
            Bros., L.P. for 178,750 shares of common stock, filed as Exhibit
            4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.3.3      Representatives' Warrant dated February 4, 2000 granted to WestPark
            Capital, Inc. for 27,500 shares of common stock, filed as Exhibit
            4.3.3 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
 4.4        Amended and Restated Note date August 15, 1999 payable to Eagle
            Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration
            Statement, and incorporated herein by this reference.
 4.5        Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private
            Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2
            Registration Statement, file no. 333-93019 (the "Second Registration
            Statement"), and incorporated herein by this reference.
 4.6        Form of Warrant issued in the Private Placement, filed as Exhibit
            4.6 to the Second Registration Statement, and incorporated herein by this reference.
 4.7        Warrant to Purchase 50,000 shares of common stock granted to
            Advanced Multimedia Group, Inc. on March 16, 2000.
 4.8        Warrant to Purchase 50,000 shares of common stock granted to
            Advanced Multimedia Group, Inc. on April 26, 2000.
 10.1       Joint Venture Agreement dated April 9, 1999 between WorldQuest and
            BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.
 10.2       Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior
            Registration Statement, and incorporated herein by this reference.
 10.3       Stock Option Agreement dated December 7, 1998 granted to Michael R.
            Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior
            Registration Statement, and incorporated herein by this reference.
 10.4       Stock Transfer Agreement dated December 7, 1998 between WorldQuest
            Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and
            incorporated herein by this reference.
 10.5       Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle
            Venture Capital, LLC amending and clarifying the

            Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit
            10.7 to the Prior Registration Statement, and incorporated herein by this reference.
10.6        Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second
            Registration Statement, and incorporated herein by this reference.
10.7        Purchase Agreement dated April 17, 2000 between WorldQuest and BDC
            LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly Report on Form
            10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
10.8        2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest's Form
            S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.
10.9        Employment agreement by and between WorldQuest Networks, Inc. and R.
            Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest's Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001.
*21.1       List of Subsidiaries.
*23.1       Consent of Grant Thornton LLP.
*23.2       Consent of Ernst & Young LLP.

-----------------------
*     Filed herewith.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.