Form 10QSB
period 2002-03-31
WORLDQUEST NETWORKS INC
filed 2002-05-02
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

                         Commission file number 0-27751


                            WORLDQUEST NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                  75-2838415
         (State or other jurisdiction of                   (I.R.S. Employer
         Incorporation or organization)                  Identification No.)

  14911 Quorum Drive, Suite 140, Dallas, Texas                  75254
    (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number, including area code:            (972) 361-1980


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----    -----

At April 30, 2002, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

YES       NO   X
    -----    -----

                            WORLDQUEST NETWORKS, INC.

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                            WORLDQUEST NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              2002              2001
                                                                                          ------------      ------------
Current assets:                                                                            (unaudited)
       Cash and cash equivalents ....................................................     $ 23,370,209      $ 25,039,398
     Accounts receivable, net .......................................................          263,180           174,098
       Prepaid expenses and other current assets ....................................          465,832           277,023
                                                                                          ------------      ------------
Total current assets ................................................................       24,099,221        25,490,519

Property and equipment, net .........................................................        1,964,557         2,036,378
                                                                                          ------------      ------------
Total assets ........................................................................     $ 26,063,778      $ 27,526,897
                                                                                          ============      ============


Current liabilities:
     Accounts payable ...............................................................     $    965,837      $  1,455,422
     Accrued expenses ...............................................................          478,733           354,226
     Deferred revenue ...............................................................          203,275           215,116
     Current portion of term loan ...................................................          925,000           925,000
                                                                                          ------------      ------------
Total current liabilities ...........................................................        2,572,845         2,949,764

Promissory note .....................................................................          300,000           300,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
          Authorized shares--10,000,000; none issued and
             outstanding at March 31, 2002 and December 31, 2001 ....................               --                --
     Common stock, par value $0.01 per share;
          Authorized shares--50,000,000; issued and
             outstanding shares--6,386,199 at March 31,
        2002 and 6,381,199 at December 31, 2001 .....................................           63,862            63,812
     Additional capital .............................................................       41,994,594        41,989,644
     Accumulated deficit ............................................................      (18,867,523)      (17,776,323)
                                                                                          ------------      ------------
Total stockholders' equity ..........................................................       23,190,933        24,277,133
                                                                                          ------------      ------------
Total liabilities and stockholders' equity ..........................................     $ 26,063,778      $ 27,526,897
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

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
Revenues:
Retail prepaid calling card revenue .............................     $  2,811,031      $  2,113,334
Wholesale traffic and other .....................................           63,470         1,696,990
                                                                      ------------      ------------
     Total revenue ..............................................        2,874,501         3,810,324
Cost of revenue .................................................        2,434,747         3,319,151
                                                                      ------------      ------------
Gross profit ....................................................          439,754           491,173
Operating expenses:
Selling, general and administrative .............................        1,362,177         1,808,209
Depreciation and amortization ...................................          258,769           415,197
Impairment charges and other write-offs .........................               --           300,681
Minority interest ...............................................               --          (194,068)
                                                                      ------------      ------------
Total operating expenses ........................................        1,620,946         2,330,019
                                                                      ------------      ------------
Operating loss ..................................................       (1,181,192)       (1,838,846)
Interest income, net ............................................           89,992           368,554
                                                                      ------------      ------------
Net loss ........................................................     $ (1,091,200)     $ (1,470,292)
                                                                      ============      ============

Net loss per share - basic and diluted ..........................     $      (0.17)     $      (0.23)
                                                                      ============      ============

Weighted average common shares outstanding - basic and diluted ..        6,384,699         6,381,199
                                                                      ------------      ------------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                              COMMON     STOCK     ADDITIONAL    ACCUMULATED
                                              SHARES     AMOUNT     CAPITAL        DEFICIT          TOTAL
                                            ----------  --------  ------------  -------------   ------------
Balance at December 31, 2001                 6,381,199  $ 63,812  $ 41,989,644  $ (17,776,323)  $ 24,277,133
Exercise of stock option                         5,000        50         4,950             --          5,000
Net loss                                            --        --            --     (1,091,200)    (1,091,200)
                                            ----------  --------  ------------  -------------   ------------
Balance at March 31, 2002                    6,386,199  $ 63,862  $ 41,994,594  $ (18,867,523)  $ 23,190,933
                                            ==========  ========  ============  =============   ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
OPERATING ACTIVITIES

Net loss ..............................................     $ (1,091,200)     $ (1,470,292)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization ....................          258,769           415,196
     Impairment charges and other write-offs ..........               --           300,681
     Minority interest in joint ventures ..............               --          (194,068)
Changes in operating assets and liabilities:
     Accounts receivable ..............................          (89,082)          613,446
     Accounts payable and accrued expenses ............         (101,770)       (1,335,543)
     Deferred revenue .................................          (11,841)             (374)
     Other assets .....................................         (188,809)         (120,517)
                                                            ------------      ------------
Net cash used in operating activities .................       (1,223,933)       (1,791,471)

INVESTING ACTIVITIES
Net additions to property and equipment ...............         (450,256)         (120,538)
                                                            ------------      ------------
Net cash used in investing activities .................         (450,256)         (120,538)

FINANCING ACTIVITIES
Proceeds from exercise of stock options ...............            5,000                --
                                                            ------------      ------------
Net cash provided by financing activities .............            5,000                --

Decrease in cash and cash equivalents .................       (1,669,189)       (1,912,009)
Cash and cash equivalents at beginning of period ......       25,039,398        29,012,196
                                                            ------------      ------------
Cash and cash equivalents at end of period ............     $ 23,370,209      $ 27,100,187
                                                            ============      ============

Supplemental Disclosure of Cash Flow Information:
Interest paid .........................................     $     18,855      $    335,261
                                                            ============      ============
Cash paid for fair value of assets acquired ...........     $    263,307      $         --
                                                            ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and subsidiaries (collectively, "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.      NET LOSS PER SHARE

        Stock options and warrants convertible into 1,787,667 and 1,492,249 shares of the Company's common stock at March 31, 2002 and 2001, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.      RELATED PARTY TRANSACTIONS

        During 2002 the Company paid outstanding interest of $19,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The principal balance of $925,000 on the term loan from Eagle Venture Capital is due May 5, 2002 and is classified as a current obligation as of March 31, 2002.

4.      IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in the operations of the Company's majority-owned joint venture's formed to install and operate Internet gateways in foreign locations.

5.      SIGNIFICANT TRANSACTIONS

         In the quarter ended March 31, 2001, the Company recorded an allowance for doubtful accounts receivables of approximately $749,000 relating to amounts owed by a wholesale traffic customer who ceased terminating traffic through the Company's network during February 2001. In the quarter ended March 31, 2002, the Company received a cash payment of $100,000 and a note receivable of $200,000 in satisfaction for the receivable outstanding from this wholesale customer. The note receivable bears interest at 12% per annum with principal and interest payments due monthly, and has been fully reserved.

6.      CONTINGENCIES

         In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed, however, Qwest has filed a motion appealing the judgment. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registration trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

         The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transaction initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Statement requires that goodwill recorded on acquisitions completed prior to July 21, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will not be tested for impairment as set forth in the Statement. The adoption of these standards did not have a significant effect on our results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a significant effect on our results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

OVERVIEW

         We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com (known as Clicks2India.com), we also provide a web service that enables customers to send money and a personalized message from the United States to friends, family, or others in India, Sri Lanka and the Philippines over our Web, telephony and other networks.

         As of March 31, 2002, Eagle Venture Capital, LLC ("Eagle Venture") owned approximately 2.7 million, 42%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

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

         Cost of revenue consists primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks and are largely proportional to the traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, primarily fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls and expenses incurred to connect our customers to our network.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUE

         Revenue decreased approximately 25% to $2,875,000 for the three months ended March 31, 2002 from $3,810,000 for the three months ended March 31, 2001. This $935,000 decrease is a result of a $1,634,000 decrease in wholesale revenues offset by a $698,000 increase in retail revenues. The decrease in wholesale revenue is due primarily to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. One customer accounted for $898,000 or 53% of our wholesale revenues for the quarter ended March 31, 2001. The increase in retail revenue is primarily attributable to an increase in our retail customer base. Other revenues of $63,000 in the 2002 quarter are comprised of fees generated from our money transfer business. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF REVENUE

         Cost of revenue decreased approximately 27% to $2,435,000 for the three months ended March 31, 2002 from $3,319,000 for the three months ended March 31, 2001. This $884,000 decrease is primarily attributable to a decrease in wholesale revenues partially offset by an increase in retail revenues. Gross margin percentage for the March 31, 2002 quarter was approximately 15% compared to approximately 13% in the March 31, 2001 quarter. The increase in gross margin percentage is primarily attributable to a shift in revenue mix whereby higher margin retail prepaid calling card revenue comprised 98% of total revenues in the March 31, 2002 quarter compared to 55% in the March 31, 2001 quarter. Our gross margin percentage decreased from approximately 22% in the fourth quarter of 2001 due to costs incurred with the implementation and testing of our new soft switch and new Internet gateway locations as part of our network expansion. We expect cost of revenues to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased approximately 25% to $1,362,000 for the three months ended March 31, 2002 from $1,808,000 for the three months ended March 31, 2001. Selling, general and administrative expenses for the 2001-quarter include bad debt expense of $749,000 due to one wholesale customer while the March 31, 2002 quarter includes a $100,000 benefit from a cash payment collected from the same wholesale customer. Selling, general and administrative expenses for the 2002 quarter include increased salaries and wages for the addition of key management and other personnel, severance payments to former Company personnel and increased legal fees. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately 38% to $259,000 for the three months ended March 31, 2002 from $415,000 for the three months ended March 31, 2001. The decrease in depreciation and amortization is primarily attributable to a lower depreciable base in property and equipment and other assets in the 2002 quarter due to the write-downs of certain assets recorded primarily in the quarters ended June 30, 2001 and September 30, 2001.

IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the three months ended March 31, 2001, the Company wrote-off approximately $301,000 for certain foreign termination equipment no longer in the operations of the Company's majority-owned joint venture's formed to install and operate Internet gateways in foreign locations.

MINORITY INTEREST

         Minority interest for the three months ended March 31, 2001, was a benefit of $194,000. There was no minority interest in the 2002 period due to the cessation of the joint ventures in which the Company had a majority interest during 2001.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital, and our promissory note. Interest earned on cash and cash equivalents decreased to $111,000 for the three months ended March 31, 2002 from $390,000 for the three months ended March 31, 2001. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002 quarter totaled $21,000 compared to $22,000 in the comparable 2001 quarter.

NET LOSS

         We incurred a net loss of $1,091,000 for the three months ended March 31, 2002 as compared to a net loss of $1,470,000 for the three months ended March 31, 2001. The decrease of $379,000 in net loss in the 2002 quarter is primarily attributable to reductions in selling, general and administrative expenses, and depreciation and amortization, offset by lower interest income. The 2001 quarter includes a bad debt expense of $749,000, an impairment charge of $301,000, and a minority interest benefit of $194,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had approximately $23.4 million of cash and cash equivalents and working capital of approximately $21.5 million. We generated negative cash flow from operating activities of approximately $1,224,000 during the three months ended March 31, 2002, compared with negative cash flow from operating activities of approximately $1,791,000 during the three months ended March 31, 2001. Net cash used in operating activities for the 2002 and 2001 periods primarily consisted of net operating losses as well as changes in working capital.

         Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $450,000 for the three months ended March 31, 2002 and $121,000 for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 includes $263,000 cash paid for the fair value of assets acquired in connection with the Clicks2India acquisition.

         As of March 31, 2002, $925,000 was outstanding under the term loan owed to our principal stockholder, Eagle Venture Capital. The term loan bears interest at 8% per annum with interest and principal payable on May 5, 2002. We also have a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding as of March 31, 2002.

         We also have a promissory note outstanding, which bears interest at prime less 2.25% per annum and is due in October of 2003. The promissory note is secured by a $300,000 certificate of deposit maturing in September of 2002 bearing interest at 2.2% per annum.

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

INCOME TAXES

         As of March 31, 2002, we had approximately $17.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transaction initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Statement requires that goodwill recorded on acquisitions completed prior to July 21, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will not be tested for impairment as set forth in the Statement. The adoption of these standards did not have a significant effect on our results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a significant effect on our results of operations or financial position.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed, however, Qwest has filed a motion appealing the judgment. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registration trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

         The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2.  CHANGES IN SECURITIES

         The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through March 31, 2002, the net proceeds were applied toward:

       -        Repayment of indebtedness, $3,551,000;

       - Equipment purchases including additional back-up systems, $3,987,000;

       -        Software development, $348,000; and

       - General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $5,430,000.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $3,551,000 paid for repayment of indebtedness, $1,459,000 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On March 12, 2002, Michael B. Laskoff resigned as Vice President, Business Development.

         On April 11, 2002, the Board of Directors appointed Gary W. Fiedler to serve as a Director until the next annual meeting of shareholders or until his earlier resignation or removal in accordance with our By-laws. On April 16, 2002, The Board of Directors appointed Mr. Fielder as Chairman of the Audit Committee of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report as Form 10-QSB pursuant to Item 601 of regulation S-B:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
-------       -----------------------
2.1           Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest's Annual Report on Form 10-KSB for
              the fiscal year ended December 31, 2001, and incorporated herein by reference.
3.1           Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests' Form SB-2 Registration Statement, File No.
              333-82721 (the "Prior Registration Statement"), and incorporated herein by reference.
3.2           Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior
              Registration Statement, and incorporated herein by this reference.
4.1           Specimen common stock certificate, filed as Exhibit 4.1 to the
              Prior Registration Statement, and incorporated herein by this reference.
4.2           Amended and Restated Note dated May 5, 1999 payable to WorldQuest
              Networks, LLC (now known as Eagle Venture Capital, LLC), filed as
              Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.3.1         Representatives' Warrant dated February 4, 2000 granted to John G.
              Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest's Annual Report on
              Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3.2         Representatives' Warrant dated February 4, 2000 granted to Kaufman
              Bros., L.P. for 178,750 shares of common stock, filed as Exhibit
              4.3.2 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by
              reference.
4.3.3         Representatives' Warrant dated February 4, 2000 granted to
              WestPark Capital, Inc. for 27,500 shares of common stock, filed as
              Exhibit 4.3.3 to WorldQuest's Annual Report on Form 10-KSB for the
              fiscal year ended December 31, 1999, and incorporated herein by reference.
4.4           Amended and Restated Note date August 15, 1999 payable to Eagle
              Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior
              Registration Statement, and incorporated herein by this reference.
4.5           Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the "Private
              Placement"), filed as Exhibit 4.5 to WorldQuest's Form SB-2
              Registration Statement, file no. 333-93019 (the "Second
              Registration Statement"), and incorporated herein by this
              reference.
4.6           Form of Warrant issued in the Private Placement, filed as Exhibit
              4.6 to the Second Registration Statement, and incorporated herein by this reference.
4.7           Warrant to purchase 50,000 shares of common stock granted to
              Advanced Multimedia Group, Inc. on March 16, 2000, filed as
              Exhibit 4.7 to WorldQuest's Annual Report on Form 10-KSB for the
              fiscal year ended December 31, 2000, and incorporated herein by this reference.
4.8           Warrant to purchase 50,000 shares of common stock granted to
              Advanced Multimedia Group, Inc. on April 26, 2000, filed as
              Exhibit 4.8 to WorldQuest's Annual Report on Form 10-KSB for the
              fiscal year ended December 31, 2000, and incorporated herein by this reference.
10.1          Joint Venture Agreement dated April 9, 1999 between WorldQuest and
              BDC LLC, filed as Exhibit 10.1 to the Prior Registration
              Statement, and incorporated herein by this reference.
10.2          Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior
              Registration Statement, and incorporated herein by this reference.
10.3          Stock Option Agreement dated December 7, 1998 granted to Michael
              R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior
              Registration Statement, and incorporated herein by this reference.
10.4          Stock Transfer Agreement dated December 7, 1998 between WorldQuest
              Communications, Inc., WorldQuest Networks, LLC and WorldQuest,
              filed as Exhibit 10.4 to the Prior Registration Statement, and
              incorporated herein by this reference.
10.5          Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle
              Venture Capital, LLC amending and clarifying the Stock Transfer
              Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the
              Prior Registration Statement, and incorporated herein by this reference.
10.6          Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second
              Registration Statement, and incorporated herein by this reference.
10.7          Purchase Agreement dated April 17, 2000 between WorldQuest and BDC
              LLC, filed as Exhibit 10.1 to WorldQuest's Quarterly Report on
              Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
10.8          2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest's Form
              S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
-------       -----------------------
10.9          Employment agreement by and between WorldQuest Networks, Inc. and
              R. Stephen Polley effective as of May 14, 2001, filed as Exhibit
              10.1 to WorldQuest's Quarterly Report as Form 10-QSB for the
              quarter ended June 30, 2001.

         (b) Reports on Forms 8-K No reports on Form 8-K were filed during the first quarter of 2002.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                          WORLDQUEST NETWORKS, INC.


May 2, 2002                 By: /s/ Victor E. Grijalva
                                -----------------------
                                Victor E. Grijalva, Vice President,
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)