Form 10QSB
period 2002-06-30
WORLDQUEST NETWORKS INC
filed 2002-07-31
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission file number 0-27751

                            WORLDQUEST NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

                      Delaware                                 75-2838415
           (State or other jurisdiction of                  (I.R.S. Employer
           Incorporation or organization)                 Identification No.)

    14911 Quorum Drive, Suite 140, Dallas, Texas                 75254
      (Address of principal executive offices)                 (Zip Code)

   Issuer's telephone number, including area code:           (972) 361-1980

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    -----     -----

At July 31, 2002, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

                 Yes        No   X
                     -----     -----

                            WORLDQUEST NETWORKS, INC.

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                            WORLDQUEST NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,         DECEMBER 31,
                                                                             2002               2001
                                                                        --------------     --------------
                                                                         (unaudited)

Current assets:
     Cash and cash equivalents .....................................    $   22,884,163     $   25,039,398
     Accounts receivable, net ......................................           344,529            174,098
     Prepaid expenses and other current assets .....................           446,601            277,023
                                                                        --------------     --------------
Total current assets ...............................................        23,675,293         25,490,519

Property and equipment, net ........................................         1,919,538          2,036,378
                                                                        --------------     --------------
Total assets .......................................................    $   25,594,831     $   27,526,897
                                                                        ==============     ==============


Current liabilities:
     Accounts payable ..............................................    $    1,529,878     $    1,455,422
     Accrued expenses ..............................................           386,852            354,226
     Deferred revenue ..............................................           211,498            215,116
     Current portion of term loan ..................................           925,000            925,000
                                                                        --------------     --------------

Total current liabilities ..........................................         3,053,228          2,949,764

Promissory note ....................................................           300,000            300,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
        Authorized shares--10,000,000; none issued and
        Outstanding at June 30, 2002 and December 31, 2001 .........                --                 --
     Common stock, par value $0.01 per share;
        Authorized shares--50,000,000; issued and
        Outstanding shares--6,386,199 at June 30,
        2002 and 6,381,199 at December 31, 2001 ....................            63,862             63,812
     Additional capital ............................................        41,994,594         41,989,644
     Accumulated deficit ...........................................       (19,816,853)       (17,776,323)
                                                                        --------------     --------------
Total stockholders' equity .........................................        22,241,603         24,277,133
                                                                        --------------     --------------
Total liabilities and stockholders' equity .........................    $   25,594,831     $   27,526,897
                                                                        ==============     ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------     -----------------------------
                                                                    2002             2001             2002              2001
                                                                ------------     ------------     ------------     ------------

Revenues:
Retail prepaid calling card revenue ........................    $  2,833,934     $  2,376,907     $  5,644,964     $  4,489,070
Wholesale traffic and other ................................         106,152          411,872          169,623        2,110,034
                                                                ------------     ------------     ------------     ------------
     Total revenue .........................................       2,940,086        2,788,779        5,814,587        6,599,104
Cost of revenue ............................................       2,414,709        2,589,194        4,849,456        5,908,346
                                                                ------------     ------------     ------------     ------------
Gross profit ...............................................         525,377          199,585          965,131          690,758
Operating expenses:
Selling, general and administrative ........................       1,299,124        1,374,363        2,661,301        3,182,572
Depreciation and amortization ..............................         265,643          425,908          524,412          841,105
Impairment charges and other write-offs ....................              --        1,872,649               --        2,173,330
Minority interest ..........................................              --         (119,972)              --         (314,040)
                                                                ------------     ------------     ------------     ------------
Total operating expenses ...................................       1,564,767        3,552,948        3,185,713        5,882,967
                                                                ------------     ------------     ------------     ------------
Operating loss .............................................      (1,039,390)      (3,353,363)      (2,220,582)      (5,192,209)
Interest income, net .......................................          90,060          274,510          180,052          643,064
                                                                ------------     ------------     ------------     ------------
Net loss ...................................................    $   (949,330)    $ (3,078,853)    $ (2,040,530)    $ (4,549,145)
                                                                ============     ============     ============     ============

Net loss per share - basic and diluted .....................    $      (0.15)    $      (0.48)    $      (0.32)    $      (0.71)
                                                                ============     ============     ============     ============

Weighted average common shares outstanding - basic
and diluted ................................................       6,386,199        6,381,199        6,386,199        6,381,199
                                                                ============     ============     ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                     COMMON            STOCK         ADDITIONAL      ACCUMULATED
                                     SHARES            AMOUNT          CAPITAL          DEFICIT            TOTAL
                                  -------------    -------------    -------------    -------------     -------------

Balance at December 31, 2001          6,381,199    $      63,812    $  41,989,644    $ (17,776,323)    $  24,277,133
Exercise of stock options                 5,000               50            4,950               --             5,000
Net loss                                     --               --               --       (2,040,530)       (2,040,530)
                                  -------------    -------------    -------------    -------------     -------------
Balance at June 30, 2002              6,386,199    $      63,862    $  41,994,594    $ (19,816,853)    $  22,241,603
                                  =============    =============    =============    =============     =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                          -------------------------------
                                                               2002              2001
                                                          -------------     -------------

OPERATING ACTIVITIES

Net loss .............................................    $  (2,040,530)    $  (4,549,145)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization ...................          524,412           841,105
     Impairment charges and other write-offs .........               --         2,173,330
     Minority interest in joint ventures .............               --          (325,908)
Changes in operating assets and liabilities:
     Accounts receivable .............................         (170,431)          840,688
     Accrued Interest ................................               --          (320,436)
     Accounts payable and accrued expenses ...........          370,390          (909,062)
     Deferred revenue ................................           (3,618)            1,917
     Other assets ....................................         (169,578)          126,340
                                                          -------------     -------------
Net cash used in operating activities ................       (1,489,355)       (2,121,171)

INVESTING ACTIVITIES
Net additions to property and equipment ..............         (670,880)         (500,346)
                                                          -------------     -------------
Net cash used in investing activities ................         (670,880)         (500,346)

FINANCING ACTIVITIES
Proceeds from exercise of stock options ..............            5,000                --
                                                          -------------     -------------
Net cash provided by financing activities ............            5,000                --

Decrease in cash and cash equivalents ................       (2,155,235)       (2,621,517)
Cash and cash equivalents at beginning of period .....       25,039,398        29,012,196
                                                          -------------     -------------
Cash and cash equivalents at end of period ...........    $  22,884,163     $  26,390,679
                                                          =============     =============

Supplemental Disclosure of Cash Flow Information:
Interest paid ........................................    $      30,855     $     364,262
                                                          =============     =============
Cash paid for fair value of assets acquired ..........    $     263,308     $          --
                                                          =============     =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.      NET LOSS PER SHARE

        Stock options and warrants convertible into 1,787,667 and 1,797,249 shares of the Company's common stock at June 30, 2002 and 2001, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.      RELATED PARTY TRANSACTIONS

        For the six months ended June 30, 2002, the Company paid outstanding interest of $31,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The principal balance of $925,000 on the term loan from Eagle Venture Capital was due May 5, 2002 and is classified as a current obligation as of June 30, 2002. The principle balance and accrued interest totaling $930,069 was paid to Eagle Venture Capital on July 24, 2002, thereby satisfying in full the Company's obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding, which expired on May 5, 2002.

4.      IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the quarter ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in the operations owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

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

6.      CONTINGENCIES

         In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed. However, Qwest has filed a motion appealing the judgment. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registration trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant effect on our results of operations or financial position.

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

OVERVIEW

         We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com (known as Cash2India.com), we also provide a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka and the Philippines over our Web, telephony and other networks.

         As of June 30, 2002, Eagle Venture Capital, LLC ("Eagle Venture") owned approximately 2.7 million, 42%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

         Our primary source of revenue is the fees that we receive from our retail customers for completing calls over our network and contain a variable expense component, which varies proportionately with the volume of traffic carried over our network. This revenue is dependent on the volume of voice traffic carried over the network which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUE

         Revenue increased approximately 5% to $2,940,000 for the three months ended June 30, 2002 from $2,789,000 for the three months ended June 30, 2001. This $151,000 increase is a result of a $457,000 increase in retail revenues offset by a $306,000 decrease in wholesale revenues. The increase in retail revenue is primarily attributable to an increase in our retail customer base. The decrease in wholesale revenue is due primarily to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. Other revenues of $106,000 in the 2002 quarter are comprised of fees generated from our money transfer business. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF REVENUE

         Cost of revenue decreased approximately 7% to $2,415,000 for the three months ended June 30, 2002 from $2,589,000 for the three months ended June 30, 2001. This $174,000 decrease is primarily attributable to a decrease in wholesale revenues and improvement in our gross margin percentage. Gross margin percentage for the June 30, 2002 quarter was approximately 18% compared to approximately 7% in the June 30, 2001 quarter. The increase in gross margin percentage is primarily attributable to the Company's decision in the second quarter of 2001 to focus on higher margin retail sales and away from lower margin, higher risk wholesale carrier sales. Our gross margin percentage increased from approximately 15% in the first quarter of 2002 in connection with the completion of the implementation and testing of our new soft switch and new Internet gateway locations as part of our network expansion at the end of the first quarter of 2002. We expect cost of revenues to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased approximately 5% to $1,299,000 for the three months ended June 30, 2002 from $1,374,000 for the three months ended June 30, 2001. Selling, general and administrative expenses for the 2001 quarter include expenditures for the acquisition of key management and other personal and severance payments to former Company personnel. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately 38% to $266,000 for the three months ended June 30, 2002 from $426,000 for the three months ended June 30, 2001. The decrease in depreciation and amortization is primarily attributable to a lower depreciable base in property and equipment and other assets in the 2002 quarter due to the write-downs of certain assets recorded primarily in the quarters ended June 30, 2001 and September 30, 2001.

IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the quarter ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in the operations owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

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

MINORITY INTEREST

         Minority interest for the three months ended June 30, 2001, was a benefit of $120,000. There was no minority interest in the 2002 period due to the cessation of the joint ventures in which the Company had a majority interest during 2001.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital, and our promissory note. Interest earned on cash and cash equivalents decreased to $111,000 for the three months ended June 30, 2002 from $300,000 for the three months ended June 30, 2001. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002 quarter totaled $21,000 compared to $22,000 in the comparable 2001 quarter.

NET LOSS

         We incurred a net loss of $949,000 for the three months ended June 30, 2002 as compared to a net loss of $3,079,000 for the three months ended June 30, 2001. The decrease of $2,130,000 in net loss in the 2002 quarter is partly attributable to a gross margin improvement and a reduction in selling, general and administrative expenses, and depreciation and amortization, offset by lower interest income. In addition, the 2001 quarter includes an impairment charge of $1,873,000, and a minority interest benefit of $120,000.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUE

         Revenue decreased approximately 12% to $5,815,000 for the six months ended June 30, 2002 from $6,599,000 for the six months ended June 30, 2001. This $784,000 decrease is a result of a $1,940,000 decrease in wholesale revenues offset by a $1,156,000 increase in retail revenues. The decrease in wholesale revenue is due primarily to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. One customer accounted for $899,000 or 43% of our wholesale revenues for the six months ended June 30, 2001. The increase in retail revenue is primarily attributable to an increase in our retail customer base. Other revenues of $170,000 in the 2002 period are comprised of fees generated from our money transfer business. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF REVENUE

         Cost of revenue decreased approximately 18% to $4,849,000 for the six months ended June 30, 2002 from $5,908,000 for the six months ended June 30, 2001. Gross margin percentage for the June 30, 2002 quarter was approximately 17% compared to approximately 11% in the June 30, 2001 period. This $1,059,000 decrease is primarily attributable to a decrease in wholesale revenues and improvement in our gross margin percentage. The increase in gross margin percentage is primarily attributable to the Company's decision in the second quarter of 2001 to focus on higher margin retail sales and away from lower margin, higher risk wholesale carrier sales. We expect cost of revenues to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased approximately 16% to $2,661,000 for the six months ended June 30, 2002 from $3,183,000 for the six months ended June 30, 2001. Selling, general and administrative expenses for the 2001-period include bad debt expense of $749,000 due to one wholesale customer while the June 30, 2002 period includes a $100,000 benefit from a cash payment collected from the same wholesale customer. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately 38% to $524,000 for the six months ended June 30, 2002 from $841,000 for the six months ended June 30, 2001. The decrease in depreciation and amortization is primarily attributable to a lower depreciable base in property and equipment and other assets in the 2002 quarter due to the write-downs of certain assets recorded primarily in the quarters ended June 30, 2001 and September 30, 2001.

IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the quarter ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in the operations owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

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

MINORITY INTEREST

         Minority interest for the six months ended June 30, 2001, was a benefit of $314,000. There was no minority interest in the 2002 period due to the cessation of the joint ventures in which the Company had a majority interest during 2001.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital, and our promissory note. Interest earned on cash and cash equivalents decreased to $222,000 for the six months ended June 30, 2002 from $687,000 for the six months ended June 30, 2001. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002 period totaled $42,000 compared to $44,000 in the comparable 2001 quarter.

NET LOSS

         We incurred a net loss of $2,041,000 for the six months ended June 30, 2002 as compared to a net loss of $4,549,000 for the six months ended June 30, 2001. The decrease of $2,508,000 in net loss in the 2002 quarter is primarily attributable to a gross margin improvement, reductions in selling, general and administrative expenses, and depreciation and amortization, offset by lower interest income. In addition, the 2001 period includes a bad debt expense of $749,000, an impairment charge of $2,173,000, and a minority interest benefit of $314,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had approximately $22,884,000 of cash and cash equivalents and working capital of approximately $20,622,000. We generated negative cash flow from operating activities of approximately $1,489,000 during the six months ended June 30, 2002, compared with negative cash flow from operating activities of approximately $2,121,000 during the six months ended June 30, 2001. Net cash used in operating activities for the 2002 and 2001 periods primarily consisted of net operating losses as well as changes in working capital.

         Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $671,000 for the six months ended June 30, 2002 and $500,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 includes $263,000 cash paid for the fair value of assets acquired in connection with the Cash2India acquisition.

         As of June 30, 2002, $925,000 was outstanding under the term loan owed to our principal stockholder, Eagle Venture Capital. The term loan bears interest at 8% per annum with interest and principal payable on May 5, 2002. The principle balance and accrued interest totaling $930,069 was paid to Eagle Venture Capital on July 24, 2002, thereby satisfying in full the Company's obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding, which expired on May 5, 2002.

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

INCOME TAXES

         As of June 30, 2002, we had approximately $17.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant effect on our results of operations or financial position.

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

ITEM 2.  CHANGES IN SECURITIES

         The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through June 30, 2002, the net proceeds were applied toward:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of WorldQuest's stockholders was held on May 21, 2002. The following matters were submitted to our stockholders for their vote and the results of the vote taken at the meeting were as follows:

         1. At the meeting, the directors named below were elected to hold office until the 2003 annual meeting of stockholders or until their successors are elected and qualified. Following is a tabulation of the votes relating to the election of directors:


                                     SHARES VOTED    SHARES VOTED      SHARES
         NAME                            "FOR"         "AGAINST"      WITHHELD
         ----                        ------------    ------------    ----------
         B. Michael Adler              6,095,070            --        12,410
         R. Stephen Polley             6,094,962           108        12,410
         E. Denton Jones               6,095,022            48        12,410
         Gary W. Fiedler               6,095,070            --        12,410
         Robert A. Farmer              6,094,962           108        12,410
         Elizabeth M. Buchler          6,095,070            --        12,410

         2. Adoption of the 2002 Stock Option Plan (the "Plan") was ratified by a vote of 3,752,814 shares "for" ratification, 73,071 against and 12,065 abstaining. Under the Plan, we will reserve 750,000 shares of common stock for issuance to our key employees, directors and consultants pursuant to options granted by the Board of Directors during the term of the Plan.

         3. The appointment of Grant Thornton LLP as the Company's independent public accountants was ratified by a vote of 6,107,197 shares "for" ratification, 2,933 against and 1,350 abstaining.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report as Form 10-QSB pursuant to Item 601 of regulation S-B:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
-------       -----------------------

2.1 Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference.

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

10.9          Employment agreement by and between WorldQuest Networks, Inc. and
              R. Stephen Polley effective as of May 14, 2001, filed as Exhibit
              10.1 to WorldQuest's Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference.

              (b) Reports on Forms 8-K

              No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                     WORLDQUEST NETWORKS, INC.


July 31, 2002             By: /s/ Victor E. Grijalva
                              -------------------------------------------------
                              Victor E. Grijalva, Vice President,
                              Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)