Form 10QSB
period 2002-09-30
WORLDQUEST NETWORKS INC
filed 2002-11-12
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2002, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

                 Yes        No   X
                     -----     -----

                            WORLDQUEST NETWORKS, INC.

                          PART I--FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                             2002               2001
                                                                        --------------     --------------
                                                                         (unaudited)
Current assets:
     Cash and cash equivalents .....................................    $   20,927,012     $   25,039,398
     Accounts receivable, net ......................................           309,998            174,098
     Prepaid expenses and other current assets .....................           424,643            277,023
                                                                        --------------     --------------
Total current assets ...............................................        21,661,653         25,490,519

Property and equipment, net ........................................         1,803,034          2,036,378
                                                                        --------------     --------------
Total assets .......................................................    $   23,464,687     $   27,526,897
                                                                        ==============     ==============

Current liabilities:
     Accounts payable ..............................................    $      999,212     $    1,455,422
     Accrued expenses ..............................................           265,548            354,226
     Deferred revenue ..............................................           179,109            215,116
     Current portion of term loan ..................................                --            925,000
                                                                        --------------     --------------
Total current liabilities ..........................................         1,443,869          2,949,764

Promissory note ....................................................           300,000            300,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
          Authorized shares--10,000,000; none issued and
          outstanding at September 30, 2002 and December 31, 2001 ..                --                 --
     Common stock, par value $0.01 per share;
          Authorized shares--50,000,000; issued and
          outstanding shares-- 6,386,199 at September 30,
          2002 and 6,381,199 at December 31, 2001 ..................            63,862             63,812
     Additional capital ............................................        41,994,594         41,989,644
     Accumulated deficit ...........................................       (20,337,638)       (17,776,323)
                                                                        --------------     --------------
Total stockholders' equity .........................................        21,720,818         24,277,133
                                                                        --------------     --------------
Total liabilities and stockholders' equity .........................    $   23,464,687     $   27,526,897
                                                                        ==============     ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WORLDQUEST NETWORKS, INC..
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------  -------------------------------
                                                              2002               2001            2002              2001
                                                          -------------      -------------  -------------     -------------
Revenues:
Retail prepaid calling card revenue ...................    $  2,891,557     $  2,739,869     $  8,536,521     $  7,228,939
Wholesale traffic and other ...........................         130,715          126,275          300,337        2,236,308
                                                           ------------     ------------     ------------     ------------
     Total revenue ....................................       3,022,272        2,866,144        8,836,858        9,465,247
Cost of revenue .......................................       2,141,026        2,348,383        6,990,482        8,256,728
                                                           ------------     ------------     ------------     ------------
Gross profit ..........................................         881,246          517,761        1,846,376        1,208,519
Operating expenses:
Selling, general and administrative ...................       1,209,115        1,477,796        3,870,415        4,660,369
Depreciation and amortization .........................         273,076          262,394          797,488        1,103,498
Impairment charges and other write-offs ...............              --          374,590               --        2,547,920
Minority interest .....................................              --          (38,529)              --         (352,569)
                                                           ------------     ------------     ------------     ------------
Total operating expenses ..............................       1,482,191        2,076,251        4,667,903        7,959,218
                                                           ------------     ------------     ------------     ------------
Operating loss ........................................        (600,945)      (1,558,490)      (2,821,527)      (6,750,699)
Interest income, net ..................................          80,160          218,281          260,212          861,345
                                                           ------------     ------------     ------------     ------------
Net loss ..............................................    $   (520,785)    $ (1,340,209)    $ (2,561,315)    $ (5,889,354)
                                                           ============     ============     ============     ============

Net loss per share - basic and diluted ................    $      (0.08)    $      (0.21)    $      (0.40)    $      (0.92)
                                                           ============     ============     ============     ============

Weighted average common shares outstanding - basic
and diluted ...........................................       6,386,199        6,381,199        6,385,699        6,381,199
                                                           ============     ============     ============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                          COMMON            STOCK          ADDITIONAL      ACCUMULATED
                                          SHARES            AMOUNT          CAPITAL          DEFICIT           TOTAL
                                       -------------    -------------    -------------    -------------     -------------
Balance at December 31, 2001 ......        6,381,199    $      63,812    $  41,989,644    $ (17,776,323)    $  24,277,133
Exercise of stock options .........            5,000               50            4,950               --             5,000
Net loss ..........................               --               --               --       (2,561,315)       (2,561,315)
                                       -------------    -------------    -------------    -------------     -------------
Balance at September 30, 2002 .....        6,386,199    $      63,862    $  41,994,594    $ (20,337,638)    $  21,720,818
                                       =============    =============    =============    =============     =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WORLDQUEST NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                               2002              2001
                                                          --------------     --------------

OPERATING ACTIVITIES

Net loss .............................................    $   (2,561,315)    $   (5,889,354)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization ...................           797,488          1,103,499
     Impairment charges and other write-offs .........                --          2,547,920
     Minority interest in joint ventures .............                --           (666,998)
Changes in operating assets and liabilities:
     Accounts receivable .............................          (135,900)           977,955
     Accrued Interest ................................                --           (320,436)
     Accounts payable and accrued expenses ...........          (287,907)          (574,419)
     Deferred revenue ................................           (36,007)            74,053
     Other assets ....................................          (147,620)           350,450
                                                          --------------     --------------
Net cash used in operating activities ................        (2,371,261)        (2,397,330)

INVESTING ACTIVITIES
Net additions to property and equipment ..............          (821,124)          (583,080)
                                                          --------------     --------------
Net cash used in investing activities ................          (821,124)          (583,080)

FINANCING ACTIVITIES
Payments on term loan ................................          (925,000)          (175,000)
Proceeds from exercise of stock options ..............             5,000                 --
                                                          --------------     --------------
Net cash provided by financing activities ............          (920,000)          (175,000)

Decrease in cash and cash equivalents ................        (4,112,386)        (3,155,410)
Cash and cash equivalents at beginning of period .....        25,039,398         29,012,196
                                                          ==============     ==============
Cash and cash equivalents at end of period ...........    $   20,927,012     $   25,856,786
                                                          ==============     ==============

Supplemental Disclosure of Cash Flow Information:
Interest paid ........................................    $       47,368     $      384,797
                                                          ==============     ==============
Cash paid for fair value of assets acquired ..........    $      256,980     $           --
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

2.      NET LOSS PER SHARE

        Stock options and warrants convertible into 1,787,667 and 1,967,969 shares of the Company's common stock at September 30, 2002 and 2001, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.      RELATED PARTY TRANSACTIONS

        For the nine months ended September 30, 2002, the Company paid outstanding interest of $47,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The principal balance of $925,000 on the term loan from Eagle Venture Capital due May 5, 2002 was paid to Eagle Venture Capital on July 24, 2002, thereby satisfying in full the Company's obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding and which expired on May 5, 2002.

4.      IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the quarter ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation and owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

         During the quarter ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

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

5.      SIGNIFICANT TRANSACTIONS

         In the quarter ended March 31, 2001, the Company recorded an allowance for doubtful accounts receivables of approximately $749,000 relating to amounts owed by a wholesale traffic customer who ceased terminating traffic through the Company's network during February 2001. In the quarter ended March 31, 2002, the Company received a cash payment of $100,000 and a note receivable of $200,000 in satisfaction for the receivable outstanding from this wholesale customer. The note receivable bears interest at 12% per annum with principal and interest payments due monthly, and has been fully reserved. As of September 30, 2002, the company has received approximately $21,000 in payments related to the note receivable.

6.      CONTINGENCIES

         In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed. However, Qwest filed a motion appealing the judgment which is currently pending. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registration trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". The provisions of this new statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant effect on our results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this report, including statements of WorldQuest's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission").

OVERVIEW

         We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms including prepaid wireless and prepaid Internet and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com (known as Cash2India.com), we also provide a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Mexico and the Philippines over our Web, telephony and other networks.

         During September 2002 we began selling a new multi-purpose stored-value card through a pilot program in Dallas, Texas. The new product, the WorldQuest CashCard, can be used to withdraw money or check balances at ATM's worldwide and to pay for merchandise at any location associated with the Plus(R), Pulse(R) or Star(R) Networks. The WorldQuest CashCard is currently available at nine grocery and convenience stores, as well as at a kiosk in a Dallas area mall. The new stored-value card also serves as a prepaid long-distance calling card. WorldQuest CashCard holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks.

         As of September 30, 2002, Eagle Venture Capital, LLC ("Eagle Venture") owned approximately 2.6 million, 42%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

         Our primary source of revenue is the fees that we receive from our retail customers for completing calls over our network and contain a variable expense component, which varies proportionately with the volume of traffic carried over our network. This revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period the call is completed. We bill our retail customers on a prepaid basis through credit cards.

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101 ("Revenue Recognition in Financial Statements") which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. We bill our retail calling card customers on a prepaid basis through credit cards and recognize the revenue in the period in which the call is completed. A substantial portion of the Company's revenues is derived from the sale of prepaid phone cards that are used for calls to India.

PROPERTY AND EQUIPMENT

          Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

INCOME TAXES

         As of September 30, 2002, we had approximately $17.2 million of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and have provided a full valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

         Revenue increased approximately 5% to $3,022,000 for the three months ended September 30, 2002 from $2,866,000 for the three months ended September 30, 2001. This $156,000 increase is due to a $152,000 increase in retail prepaid calling card revenues, a $131,000 increase in money transfer revenue and a $126,000 decrease in wholesale telecom revenue. The increase in retail telecom revenue is primarily attributable to an increase in our retail customer base and the increase in money transfer revenue is due to the acquisition of Cash2India in December 2001. The decrease in wholesale telecom revenue is attributable to the Company's decision to focus on higher margin retail sales and away from lower margin, higher risk wholesale carrier sales, in the second quarter of 2001. We expect revenues in future periods to be comprised primarily of retail revenues; however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF REVENUE

         Cost of revenue decreased approximately 9% to $2,141,000 for the three months ended September 30, 2002 from $2,348,000 for the three months ended September 30, 2001. This $207,000 decrease is primarily attributable to the absence of lower margin wholesale revenue, the inclusion of higher margin money transfer revenue and the improvement in our gross margin percentage of our retail prepaid calling card revenue. Gross margin percentage for the September 30, 2002 quarter was approximately 29% compared to approximately 18% in the September 30, 2001 quarter and to approximately 18% in the second quarter of 2002. The increase in gross margin percentage of our retail prepaid calling card revenue is primarily attributable to favorable rate improvements in our lease agreements with carriers to terminate calls and to favorable rates obtained from our suppliers of virtual calling cards that we resell. We expect cost of revenues to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased approximately 18% to $1,209,000 for the three months ended September 30, 2002 from $1,478,000 for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses for the 2002 quarter is due primarily to reduced personnel costs and reduced legal fees in connection with the Qwest litigation which took place in the third and fourth quarters of 2001 (see Part II, Item I), partially offset by increased sales and marketing due to the introduction of the WorldQuest CashCard. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased approximately 4% to $273,000 for the three months ended September 30, 2002 from $262,000 for the three months ended September 30, 2001. The increase in depreciation and amortization is primarily attributable to a higher depreciable base in property and equipment in the 2002 quarter due to capital expenditures since the year-ago quarter.

IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the quarter ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, during the quarter ended September 30, 2001, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000. The Company did not have any impairment charges or other write-offs during the quarter ended September 30, 2002.

MINORITY INTEREST

         Minority interest for the three months ended September 30, 2001, was a benefit of $39,000. There was no minority interest in the 2002 period due to the cessation of the joint ventures in which the Company had a majority interest during 2001.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital, and our promissory note. Interest earned on cash and cash equivalents decreased to $86,000 for the three months ended September 30, 2002 from $239,000 for the three months ended September 30, 2001. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002 quarter totaled $6,000 compared to $22,000 in the comparable 2001 quarter due to the repayment of our credit facility with Eagle Venture Capital on July 24, 2002.

NET LOSS

         We incurred a net loss of $521,000 for the three months ended September 30, 2002 as compared to a net loss of $1,340,000 for the three months ended September 30, 2001. The decrease of $819,000 in net loss in the 2002 quarter is partly attributable to gross margin improvements and a reduction in selling, general and administrative expenses offset by lower interest income. In addition, the 2001 quarter includes an impairment charge of $375,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

         Revenue decreased approximately 7% to $8,837,000 for the nine months ended September 30, 2002 from $9,465,000 for the nine months ended September 30, 2001. This $628,000 decrease is a result of a $2,236,000 decrease in wholesale telecom revenues offset by a $1,308,000 increase in retail prepaid calling card revenues and a $300,000 increase in money transfer revenue. The decrease in wholesale revenue is due primarily to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. One customer accounted for $898,000 or 40% of our wholesale revenues for the nine months ended September 30, 2001. The increase in retail prepaid calling card revenue is primarily attributable to an increase in our retail customer base and the increase in money transfer revenue is due to the acquisition of Cash2India in December 2001. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF REVENUE

         Cost of revenue decreased approximately 15% to $6,990,000 for the nine months ended September 30, 2002 from $8,257,000 for the nine months ended September 30, 2001. Gross margin percentage for the September 30, 2002 period was approximately 21% compared to approximately 13% in the September 30, 2001 period. This $1,267,000 decrease is primarily attributable to a decrease in wholesale revenues and improvement in the gross margin percentage of our retail prepaid calling card business. The increase in gross margin percentage is primarily attributable to the Company's decision in the second quarter of 2001 to focus on higher margin retail sales and away from lower margin, higher risk wholesale carrier sales and, in the third quarter 2002, to favorable rate improvements in our lease agreements with carriers to terminate calls and with our suppliers of virtual calling cards which we resell. We expect cost of revenues to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail sales volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased approximately 17% to $3,870,000 for the nine months ended September 30, 2002 from $4,660,000 for the nine months ended September 30, 2001. Selling, general and administrative expenses for the 2001-period include bad debt expense of $749,000 attributable to one wholesale customer while the September 30, 2002 period includes a $121,000 benefit from a cash payment collected from the same wholesale customer. Also, the decrease in the 2002 period is due to reduced personnel costs and reduced legal fees in connection with the Quest litigation which took place in the third and fourth quarters of 2001 (see Part II, Item I), partially offset by increased sales and marketing due to the introduction of the WorldQuest CashCard. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, and incur additional costs related to the growth of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately 28% to $797,000 for the nine months ended September 30, 2002 from $1,103,000 for the nine months ended September 30, 2001. The decrease in depreciation and amortization is primarily attributable to a lower depreciable base in property and equipment and other assets in the 2002 quarter due to the write-downs of certain assets recorded primarily in the quarters ended June 30, 2001 and September 30, 2001.

IMPAIRMENT CHARGES AND OTHER WRITE-OFFS

         During the nine month period ended September 30, 2002, the Company did not have any write-offs. During the nine month period ended September 30, 2001, the Company wrote-off $2,598,000 as described below.

         During the quarter ended March 31, 2001, the Company wrote-off approximately $301,000 of foreign termination equipment no longer in operation and owned by one of the Company's majority owned joint venture operations to install and operate Internet gateways in foreign locations. During the second quarter of 2001, the joint venture ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture's operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $1,300,000.

         During the quarter ended September 30, 2001, one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

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

MINORITY INTEREST

         Minority interest for the nine months ended September 30, 2001, was a benefit of $353,000. There was no minority interest in the 2002 period due to the cessation of the joint ventures in which the Company had a majority interest during 2001.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital, and our promissory note. Interest earned on cash and cash equivalents decreased to $307,000 for the nine months ended September 30, 2002 from $926,000 for the nine months ended September 30, 2001. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002 period totaled $47,000 compared to $64,000 in the comparable 2001 quarter.

NET LOSS

         We incurred a net loss of $2,561,000 for the nine months ended September 30, 2002 as compared to a net loss of $5,889,000 for the nine months ended September 30, 2001. The decrease of $3,328,000 in net loss in the 2002 period is primarily attributable to gross margin improvements of $638,000, reductions in selling, and general and administrative expenses of $790,000 and reduced depreciation expense of $306,000, which were offset by lower interest income of $600,000. In addition, the 2001 period includes a bad debt expense of $749,000, an impairment charge of $2,548,000 and a minority interest benefit of $353,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, we had approximately $20,927,000 of cash and cash equivalents and working capital of approximately $20,218,000. We generated negative cash flow from operating activities of approximately $2,371,000 during the nine months ended September 30, 2002, compared with negative cash flow from operating activities of approximately $2,397,000 during the nine months ended September 30, 2001. Net cash used in operating activities for the 2002 and 2001 periods primarily consisted of net operating losses as well as changes in working capital.

         Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $821,000 for the nine months ended September 30, 2002 and $583,000 for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 includes $257,000 cash paid for the fair value of assets acquired in connection with the Cash2India acquisition.

         As of September 30, 2002, we had long-term debt outstanding of $300,000 which consists of a promissory note bearing interest at prime less 2.25% per annum and is due in October of 2003. The promissory note is secured by a $300,000 certificate of deposit bearing interest of 2.2% per annum. During the quarter ended September 30, 2002 we repaid our $925,000 term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding, and which expired on May 5, 2002.

         In November 2002, the Company's board of Directors authorized a common stock repurchase program. Under the plan, WorldQuest can use up to $1 million of existing cash reserves to buy back its common stock over a one-year period. These repurchases will be made from time to time in the open market or in privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, legal requirements and other factors. The plan does not obligate WorldQuest to acquire any particular amount of stock, and it may be suspended at any time at WorldQuest's discretion. As of November 11, 2002 the Company had not repurchased any shares.

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

INCOME TAXES

         As of September 30, 2002, we had approximately $17.2 million of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and have provided a full valuation allowance on our deferred tax assets. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

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

         August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant effect on our results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in rules 132a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed, however, Qwest filed a motion appealing the judgment which is currently pending. If we do not prevail, the registration for "WorldQuest" will be cancelled, we will not be able to obtain a registration trademark for "WorldQuest Networks" and we could be required to stop using the names or pay a fee to Qwest for permission to use the names.

         The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

         The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36 million. From the time of receipt through September 30, 2002, the net proceeds were applied toward:

       -        Repayment of indebtedness, $4,497,000;

       - Equipment purchases including additional back-up systems, $4,258,000;

       -        Software development, $466,000; and

       - General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $6,632,000.

The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

Of the $4,497,000 paid for repayment of indebtedness, $2,401,000 was paid to Eagle Venture Capital, LLC, which owns approximately 42% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

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

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Forms 8-K

                  The Company filed a Current report on Form 8-K dated August 7, 2002, providing the certifications of its Chief Financial Officer and Chief Executive Officer with respect to its Current Report on Form 10-QSB for the period ended on June 30, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           WORLDQUEST NETWORKS, INC.


November 12, 2002              By: /s/ Victor E. Grijalva
                                   --------------------------------------------
                               Victor E. Grijalva, Vice President,
                               Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I, R. Stephen Polley, President and Chief Executive Officer of WorldQuest Networks, Inc. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of WorldQuest Networks, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      Date: November 12, 2002


                                      By: /s/ R. Stephen Polley
                                         --------------------------------------
                                      R. Stephen Polley
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

I, Victor E. Grijalva, Vice President and Chief Financial Officer of WorldQuest Networks, Inc. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of WorldQuest Networks, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      Date: November 12, 2002


                                      By:  /s/ Victor E. Grijalva
                                         --------------------------------------
                                      Victor E. Grijalva
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer (Principal
                                      Financial and Accounting Officer)