Form 10KSB
period 2002-12-31
WORLDQUEST NETWORKS INC
filed 2003-03-10
CIK 1089932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period to

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
YES   X           NO
    -----           ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $11,019,491.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.87 per share, was $6,204,757 as of December 31, 2002.

At January 31, 2003, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

                           Yes               No   X
                               -----            -----

                                TABLE OF CONTENTS


PART I
ITEM 1         DESCRIPTION OF BUSINESS ..............................................    3
ITEM 2         DESCRIPTION OF PROPERTY ..............................................   13
ITEM 3         LEGAL PROCEEDINGS ....................................................   13
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................   15

PART II
ITEM 5         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............   16
ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ...........   17
ITEM 7         FINANCIAL STATEMENTS .................................................   28
ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ..................................   29

PART III
ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........   30
ITEM 10        EXECUTIVE COMPENSATION ...............................................   30
ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......   30
ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................   30
ITEM 13        EXHIBITS AND REPORTS ON FORM 8-K .....................................   31
ITEM 14        CONTROLS AND PROCEDURES ..............................................   32

                            WORLDQUEST NETWORKS, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

         This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. See Item 6 - "Management's Discussion and Analysis of Financial Condition Or Plan of Operation -- Forward Looking Statements" for a further discussion of these "forward looking statements."

GENERAL

         We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com, Inc. (known as Cash2India), we also provide a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Russia and the Philippines over our Web and telephony network.

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

         During September 2002 we began selling a new multi-purpose stored-value card through a pilot program in Dallas, Texas. The new product, the WorldQuest CashCard, can be used to withdraw money or check balances at ATM's worldwide and to pay for merchandise at any location associated with the Plus(R), Pulse(R) or Star(R) Networks. The WorldQuest CashCard is currently available at grocery and convenience stores, as well as kiosks in Dallas area malls. The new stored-value card also serves as a prepaid long-distance calling card. WorldQuest CashCard holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks.

         As of December 31, 2002, Eagle Venture Capital, LLC owned approximately
2.6 million, 41%, of our outstanding shares of common stock. Eagle Venture Capital, LLC is primarily owned by our founder and Chairman of the Board.

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

         Our system functions as follows: A potential customer accesses our Web site, follows the prompts to enter their credit card information to purchase the virtual calling card, we verify the credit card within seconds, and we electronically issue a personal identification number, or PIN, and a toll free number to the customer when the electronic purchase transaction is completed. Once sold, the virtual calling card can be used immediately to make international and domestic long distance calls. The customer uses a touch-tone telephone to dial the toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines whether the virtual calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform completes the call and reduces the available credit balance on the virtual calling card at the conclusion of the call. Historically, substantially all of the minutes purchased on our virtual calling cards have been used within 45 days of purchase. We believe this rapid use and the convenience of our Web site and our "buy it now, use it now" capability fosters repeat purchases and repeat customers.

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

         In the third quarter of 2002, we introduced our Automatic Number Identification (ANI) product. After the product is initially purchased from our Web site, the customer dials our toll-free number and enters the telephone number they seek to reach; they do not have to enter a PIN. Our system reads the incoming telephone number, looks up a database of numbers, searches and retrieves a customer's database file, authorizes the customer to use our network and delivers the call. This product eliminates the exchange and entering of the PIN thereby saving 20 to 30 seconds per call. The product also enables customers to "recharge" their prepaid balance without having to return to our Web site. When their balance runs low, our Interactive Voice Response (IVR) system prompts the customer to add more calling time which is then processed from the customer's credit card on record. The customer can also "recharge" prior to the IVR prompt at anytime. We estimate that as of December 31, 2002, our ANI product accounts for approximately 25% of our total virtual calling card sales and that we have retained over 95% of all customers who have purchased the product.

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

         Resale of Virtual Calling Cards. We also buy virtual calling cards processed through other companies' platforms including prepaid Internet, wireless and roadside assistance. We buy them at a discount and sell them to our customers on our Web site as our virtual cards. We sell these virtual cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable and to offer other telecom products and services not available on our platform. We estimate that approximately 34% and 66%, respectively, of our revenues for the fiscal years ended December 31, 2002 and 2001 were generated from these virtual calling cards processed through other companies' platforms. As we increase our infrastructure and negotiate better rates with international carriers, it is expected that the resale of these virtual calling cards will become a less significant part of our total business.

         Resale of Network Capacity. From time to time we sell our excess network capacity to other long distance carriers. For the years ended December 31, 2002 and 2001, approximately 0% and 18%, respectively, of our total revenues were generated from selling our excess network capacity.

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

         We plan to develop and offer new products and services, which may require modifications and enhancements to our platform. For any modification or enhancement, we will either contract with the manufacturer to develop new software, develop the software ourselves, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software cannot be developed cost effectively, or there will be significant delays, we may elect to abandon a potential product or service in favor of one that can be timely developed on a cost effective basis. There can be no assurance that we can successfully develop the software to enable us to offer new products or services.

         Our Internet Gateway Network. As of December 31, 2002, we had international gateways operational in India, Sri Lanka, and a domestic gateway operational in Dallas, Texas. Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. The cost is not based on international or local long distance rates. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway.

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

OUR TELEPHONY TECHNOLOGY

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

         Commercially Available Licensed Technology. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

         - High speed links to the Internet through Tier 1 carrier backbones;

         - Dell clustered Servers for Web and data base applications running Windows NT, Windows 2000 and Microsoft SQL Server 2000;

         - Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

         - Microsoft SQL Server 2000 is a relational database within which all customer names and addresses, PINs, number of purchases and call records are stored.

         We depend on Internet service providers to provide Internet access to us and our customers. As of December 31, 2002, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our virtual calling cards through our Web site, and Web initiated calls could not be made by our customers, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

OUR CASH2INDIA SERVICES

         On December 6, 2001, we acquired all of the issued and outstanding common stock of buyindiaonline.com, Inc., (known as Cash2India) for approximately $275,000 in cash plus liabilities assumed of $34,000 and acquisition costs of $84,000. Cash2India is a web-based company that enables consumers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family or others in India, Sri Lanka, Russia and the Philippines.

         Cash2India has a strategic relationship with The Punjab National Bank, the second largest bank in India with more than 2,000 branches, approval from the Reserve Bank of India, a sophisticated on-line customer sales process, and a streamlined, efficient local delivery system that allows delivery of funds from the United States to someone in India within 48 hours.

         To transfer funds, customer accesses Cash2India's web site, enters the recipient's name and a personalized message along with a designated major credit card or electronic check for payment of funds. Upon credit card and electronic check authorization, funds are wired to India and delivered by local courier to the designated recipient using the Indian bank's network. With every transfer, customers also receive a free 10-minute calling card which works on our telecom network. Customers can transfer up to $2,500 per transaction and are allowed twelve transactions per year to India to the same recipient and unlimited elsewhere. Cash2India receives revenue as a percentage of the funds transferred. Cash2India has approximately 15,000 customers and approximately $1.3 million was transferred In December 2002 using the Cash2India service.

         Cash2India's services are aimed primarily at over 3 million people of Indian origin who live or work in the United States but maintain strong cultural and financial relationships with friends and families in India. According to the Reserve Bank of India, more than 40% of the $12 billion remitted to India during the year 2000 came from North America.

OUR WORLDQUEST CASHCARD PRODUCT

         During the fourth quarter of 2002, we began selling a new multi-purpose stored value card through a pilot program in Dallas, Texas. The new product, the WorldQuest CashCard, is a reloadable PIN ATM/Debit card which can be used to withdraw money or check balances at ATMs worldwide and to pay for merchandise at any location associated with the Plus(R), Pulse(R) or Star(R) networks. The CashCard is being tested at grocery and convenience stores as well as at kiosks in Dallas area shopping malls. CashCard holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards or electronic checks. CashCard holders can also check their balances and transfer money from one CashCard to another through our automated voice response unit, the secure CashCard website, or by calling customer service. The CashCard also serves as a prepaid long-distance calling card which operates using our telecom network and infrastructure.

         Target customers include "unbanked" consumers, money transfer consumers who want a less expensive way to send money, travelers who want to avoid carrying cash but still have access to their funds and parents who want to give their children access to a pre-set amount of money without having their children carry cash or credit cards. The card compliments our telecom and money transfer businesses by leveraging the infrastructure and networks of these businesses.

         In the first three full months of the program, we have issued approximately 2,000 CashCards and have loaded more than $350,000 on the cards. During 2003 we will be evaluating an expanded program to add more features. By selling the CashCard through traditional brick and mortar locations, we gain access to a retail distribution channel that has the potential to expand our core Internet-based calling card and money transfer business.

CREDIT CARD PROCESSING ARRANGEMENTS

         All sales of our virtual calling cards and PIN based products are made over the Internet through credit card purchases. Cash2India money transfers are made over the Internet through credit cards purchases and e-checks or ACH drafts. We use processing companies to verify credit cards and e-checks. These companies are connected to our platform and database and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee for credit card transactions and a fixed fee per transaction for e-checks.

SALES AND MARKETING

         We have developed a marketing strategy focused on increasing customer traffic to our Web site.

         Internet Advertising. We have taken a selective approach in our advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our Web sites. We generally identify a country and customer group to whom we desire to market our telecom, money transfer and other products and services. We place advertisements on various Web sites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web sites. We believe banner advertising on these Web sites and portals significantly increase our targeted exposure to prospective customers.

         Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. All new virtual calling card, money transfer and other purchasers are automatically added to our electronic mailing list, which consists of over 350,000 prior purchasers as of December 31, 2002. We e-mail messages on a periodic basis to our customers announcing new rates, new countries, new products and new features. Our customer database allows us to introduce new products and services, such as our Cash2India service, to a targeted audience without the significant customer acquisition costs normally associated with introducing new products or services.

         Electronic Mail to Select Mailing Lists. We also deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

         Other Methods. During 2002, we placed advertisements in certain Indian foreign national based periodicals and cable television channels to market our Cash2India service and our telecom products. We will continue to use these methods during 2003, as we deem necessary. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet and other channels. Such methods may include the use of an affiliate program, chat rooms, video e-mail, ethnic movie houses, ethnic cable television and other methods.

CUSTOMER SUPPORT AND SERVICE

         We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support function is available through the Internet and a toll-free telephone number 24 hours a day, seven-days a week. Our primary customer support team in Dallas, Texas provides email and telephone customer support and are available from 7:00 a.m. to 11:00 p.m. Central time, Monday through Friday, and from 8:00 a.m. to 3:00 p.m. Central time on Saturday and Sunday. Also our outsourced New Delhi, India customer service team answers emails during the off hours. We estimate we resolve 90% of all email inquiries within 24 hours and that on average, we respond to customer calls within 45 seconds.

         Our Web site has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Web site provides 24 hours a day, seven-days week availability. Our Web site operations staff consists of systems administrators who manage, monitor and operate our Web site. The continued uninterrupted operation of our Web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Web site. Our network is built around a redundant, high availability backbone. In order to achieve maximum redundancy, our network has several connections to the Internet. We believe these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our services grow.

GOVERNMENT REGULATION

        Regulation of the Internet. The United States Congress and the Federal courts have adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising of or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business generally on the Internet. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operation.

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

         Money Transmitter Laws. More than 40 states in the U.S. regulate bill payers, money transmitters, check sellers, issuers of payment instruments or similar non-bank payment businesses, which we refer to collectively as "money services businesses." The states enacted most of these statutes before the Internet emerged as a commercial forum, and the application of these statutes to online payment service providers has not been interpreted by courts or regulatory authorities. Based on the specific provisions of many of these state statutes, we believe that money services regulations cover our business only in a limited number of states. In other states, we believe the nature of our services or our fee structure exclude us from the statutes' licensing requirements and money services regulation. Our analysis is subject to uncertainty, however, and we cannot assure you that state regulators and courts will agree with our interpretations. We have contacted regulatory authorities to describe our Cash2India service and have received written interpretation that our Cash2India service, as we described it to them, does not require a license from their state. We have not to date been notified by any state or federal authority that we are not in compliance with money transmitter laws.

         Bank Regulation. Because we are not licensed as a bank, we are not permitted to engage in a banking business. Our Cash2India business does not allow customers to keep funds in our system in order to use our service. Although the definition of a "banking business" varies among state laws, and is not limited to entities that take deposits, we may be deemed to be keeping money on account for customers or otherwise accepting deposits. We believe the nature of our Cash2India service excludes us from the banking business as we do not allow customers to keep money on account with us for future transfers, and all money remitted is transferred directly to the recipient, we cannot loan out these funds or use for any other purposes. If we were found to be subject to and in violation of any banking laws or regulations in any state, we could be subject to liability, which could include fines for non-compliance or forced to cease the Cash2India business.

         International Regulation. We currently have permission from the Reserve Bank of India (the "RBI") to provide our Cash2India service in India. Under this permission, we are required to provide to the RBI on a monthly basis a list of all recipients and the amount of funds received by the recipients. If we were to lose our permission from the RBI we could be forced to change our business practices or to cease the Cash2India service.

         Under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we may be required to obtain additional information, maintain records and file reports regarding any business we conduct with residents of jurisdictions that are identified by the Secretary of the Treasury as being of primary money laundering concern.

COMPETITION

         With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including IDT Corp., 9272 Communications and ValuCom and with various smaller companies who resell virtual calling cards provided by other carriers through their web sites. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

        An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. As a result, we may not be able to compete effectively with our competitors in this market, or to increase our customer base. Various major long distance providers, including AT&T, Verizon and Deutsche Telekom AG, as well as other major companies, including Motorola, Inc., Intel Corporation and AOL-Time Warner, Inc., have all entered or plan to enter the Internet telephony market, in some cases by investing in companies engaged in the development of Internet telephony products. Our competitors also include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers. Net2Phone, Delta Three, ITXC Corp., iBasis, Inc. and MCI WorldCom provide a range of Internet telephony services to consumers and businesses that are similar to the ones we offer. Several other companies, including AT&T, Sprint and Qwest Communications, have announced their intention to offer these services on a wider basis in both the United States and internationally.

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

        With respect to our Cash2India business, we compete with Western Union, Moneygram and various regional and local money transmitters. We also compete with Web based money transmitters such as Remit2India and with banking institutions such as Citibank and others which offer money transfer and wire services.

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

        In the future, we may license certain of our proprietary rights to third parties. While we will attempt to ensure the quality of the WorldQuest Networks' brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, and have a material adverse effect on our business, financial condition and operating results. We also rely on certain technologies that we license from third parties. These may include suppliers of key database technology, enhanced services platforms, gateway server platforms, operating systems and specific hardware components for our service. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, financial condition and operating results.

RESEARCH AND DEVELOPMENT

        We consider the amounts spent by us for research and development during 2002 and 2001 to be immaterial.

ENVIRONMENTAL MATTERS

        Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

EMPLOYEES

        As of December 31, 2002, we had 28 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

        Our executive offices are located in Dallas, Texas, where we lease approximately 6,200 square feet under a lease at a monthly rental of approximately $7,800 which expires August 31, 2003. We also have a network hub in Dallas, Texas under a co-location arrangement at a monthly rental of approximately $7,300. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

        In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: "WorldQuest" and "WorldQuest Networks." We received a registration for the trademark "WorldQuest" from the

U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel our "WorldQuest" trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company's prepaid cashcard product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and services from Qwest and Qwest shall retain all right to the trademarks in question. WorldQuest will have 18 months to cease using the name "WorldQuest". We are currently evaluating potential corporate names and anticipate that a decision will be made within the next 12 months.

        The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        WorldQuest's Common Stock trades on the NASDAQ National Market under the symbol "WQNI". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:


                                   HIGH          LOW
                                   ----          ---
YEAR ENDED DECEMBER 31, 2002
First Quarter ................   $   2.70     $   2.15
Second Quarter ...............   $   3.00     $   2.00
Third Quarter ................   $   2.39     $   1.65
Fourth Quarter ...............   $   2.17     $   1.33

        As of February 28, 2003, there were approximately 34 stockholders of record of our Common Stock and approximately 2,000 additional beneficial owners of our Common Stock.

DIVIDEND POLICY

        We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

        The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were $36.3 million. From the time of receipt through December 31, 2002 the net proceeds were applied toward:

         -        repayment of indebtedness, $4,498,000;

         - equipment purchases including additional back-up systems, $4,293,000;

         -        software development, $558,000; and

         - general corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $6,719,000.

        The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

        Of the $4,498,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 41% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

OVERVIEW

         We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies' platforms including prepaid wireless and prepaid Internet and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Through our wholly-owned subsidiary, buyindiaonline.com (known as Cash2India), we also provide a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Mexico and the Philippines over our Web, telephony and other networks.

         During September 2002 we began selling a new multi-purpose stored-value card through a pilot program in Dallas, Texas. The new product, the WorldQuest CashCard, can be used to withdraw money or check balances at ATM's worldwide and to pay for merchandise at any location associated with the Plus(R), Pulse(R) or Star(R) Networks. The WorldQuest CashCard is currently available at grocery and convenience stores, as well as at kiosks in Dallas area malls. The new stored-value card also serves as a prepaid long-distance calling card. WorldQuest CashCard holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards or electronic checks.

         As of December 31, 2002, Eagle Venture Capital, LLC ("Eagle Venture") owned approximately 2.6 million, 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in Staff Accounting Bulletin No. 101 ("Revenue Recognition in Financial Statements") which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because much of our revenue is received in cash before it is earned. We bill our retail calling card customers on a prepaid basis through credit cards and recognize the revenue in the period in which the call is completed. A substantial portion of the Company's revenue is derived from the sale of prepaid phone cards that are used for calls to India.

PROPERTY AND EQUIPMENT

         Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated from those assets are less than the carrying amount of those assets.

INCOME TAXES

         As of December 31, 2002, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE

     Revenue decreased approximately 6% to $11,470,000 for the year ended December 31, 2002 from $12,176,000 for the year ended December 31, 2001. This $706,000 decrease is a result of a $2,235,000 decrease in wholesale revenues offset by a $1,088,000 increase in retail revenues and a $441,000 increase in money transfer revenue. The decrease in wholesale revenues and the increase in retail revenues is due to the Company's decision in the second quarter of 2001 to focus on higher-margin retail sales and away from lower-margin, higher risk wholesale carrier sales. One customer accounted for $898,000 or 40% of our total wholesale revenues for the year ended December 31, 2001. The increase in money transfer revenue is due to the acquisition of Cash2India in December 2001. We expect revenues in future periods to be comprised primarily of retail revenues, however, we may supplement our revenue with wholesale traffic as we see financially beneficial opportunities.

COST OF SALES

     Cost of sales decreased approximately 16% to $8,773,000 for the year ended December 31, 2002 from $10,383,000 for the year ended December 31, 2001. This $1,610,000 decrease is primarily attributable to the absence of lower margin wholesale revenue, the improvement in our gross margin of our retail prepaid calling card revenue and the inclusion of higher margin money transfer revenue. Gross margin percentage for the year 2002 was approximately 24% compared to approximately 15% in 2001. The increase in gross margin percentage is primarily attributable to a shift in revenue mix whereby higher margin retail revenues comprised 100% of total revenues in 2002 compared to 82% in 2001. The increase in gross margin percentage of our retail prepaid calling card revenue is primarily attributable to favorable rate improvements in our lease agreements with carriers to terminate calls and to favorable rates obtained from our suppliers of virtual calling cards that we resell. We expect cost of sales to increase in absolute dollars in future periods but decrease as a percentage of revenue as our retail revenues increase as a percentage of our total revenues.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses decreased approximately 25% to $4,866,000 for the year ended December 31, 2002 from $6,451,000 for the year ended December 31, 2001. Selling, general and administrative expenses for the 2001-year include bad debt expense of $749,000 attributable to one wholesale customer while the 2002-year includes a $323,000 benefit from cash payments of $121,000 and the receipt of a note receivable for $202,000 from the same wholesale customer. Also, selling, general and administrative expenses for the 2001-year include severance and other people costs in connection with the addition of key management and other personnel and higher legal fees in connection with the Qwest litigation which took place in the third and fourth quarter of 2001. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business.

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

         During the quarter ended September 30, 2001, another one of the Company's majority-owned joint venture operations to install and operate Internet gateways in foreign locations ceased terminating traffic due to the loss of available circuits resulting in the cessation of the joint venture operations. Accordingly, the Company wrote-off its investment in the joint venture resulting in a loss of $375,000.

         In 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. BDC contributed $50,000 to the joint venture and the Company agreed to obtain Internet gateways and to install and operate the gateways. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over five years. In 2001, the joint venture ceased operations due to the loss of available economic circuits to terminate traffic. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001, which is included as an impairment charge in the statement of operations.

         During the second quarter of 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased approximately 18% to $1,100,000 for the year ended December 31, 2002 from $1,334,000 for the year ended December 31, 2001. The decrease in depreciation and amortization is primarily attributable to a lower depreciable base in property and equipment and other assets during the 2002 year due to the impairment charges in the 2001 year. We expect depreciation and amortization expense to increase during 2003 due to asset additions in 2002.

MINORITY INTEREST

         There was no minority interest in the 2002-year due to the cessation of the joint ventures in which the Company had a majority interest during 2001. Minority interest for the year ended December 31, 2001 was a benefit of $353,000.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings under a credit facility with our principal stockholder, Eagle Venture Capital. Interest earned on cash and cash equivalents decreased to $401,000 for the year ended December 31, 2002 from $1,087,000 for the year ended December 31, 2001. This decline is predominantly due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2002-year totaled $49,000 compared to $84,000 in 2001. The decrease in interest expense is primarily due to the repayment of our term loan with Eagle Venture Capital in the third quarter of 2002.

NET LOSS

         We incurred a net loss of $2,887,000 for the year ended December 31, 2002 compared to a net loss of $7,186,000 for the year ended December 31, 2001. The decrease of $4,299,000 in net loss in the 2002 year is primarily attributable to the 50% improvement in gross profit and the 25% decrease in selling, general and administrative expenses. The 2001-year includes impairment charges of $2,548,000 and higher selling, general and administrative expenses due to bad debt expense associated with one wholesale carrier, higher expenses in connection with the Qwest trademark matter and severance and other costs in connection with the addition of key management and other personnel in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, we had approximately $20,721,000 of cash and cash equivalents and working capital of approximately $19,767,000. We generated negative cash flow from operating activities of approximately $2,450,000 for the year ended December 31, 2002, compared with negative cash flow from operating activities of approximately $3,224,000 during the year ended December 31, 2001. Net cash used in operating activities for the 2002 and 2001 periods primarily consisted of net operating losses as well as changes in working capital.

        Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $948,000 for the year ended December 31, 2002 and $874,000 for the year ended December 31, 2001.

        Net cash used by financing activities for the year ended December 31, 2002 was $920,000 due primarily to the $925,000 principal payment on our term loan with Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. Net cash provided by financing activities for the year ended December 31, 2002 was $125,000 due to the $300,000 promissory note borrowing described below offset by the $175,000 principal payment on our term loan from Eagle Venture Capital.

        For the years ended December 31, 2002 and 2001, we paid outstanding interest of $47,000 and $397,000, respectively, on the term loan from Eagle Venture Capital. The remaining principal balance of $925,000 on the term loan with Eagle Venture Capital was paid in 2002, thereby satisfying in full the Company's obligation on the term loan. In 2001, we made a principal payment of $175,000 on the term loan. We also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired in May 2002.

        In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (4.25% at December 31, 2002) less 2.25% per annum with the $300,000 principal balance due on October 16, 2003. The Note is collateralized by a $300,000 certificate of deposit maturing bearing interest of 1.1% per annum.

        In November 2002, we adopted a discretionary stock repurchase program. The program will expire in November 2003 and we can use up to $1,000,000 to repurchase our common stock. As of December 31, 2002, no stock repurchases had been made.

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

INCOME TAXES

        As of December 31, 2002, we had approximately $21,857,000 of net operating loss carry-forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future profitability; therefore, at December 31, 2002 we have provided a full valuation allowance on our deferred tax assets of approximately $8,250,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB

Statement No. 123" which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure provisions of this statement but does not expect it will adopt fair valued based method.

RISK FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to us or those we currently deem immaterial may also impair our business, financial condition and operating results.

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

        Since inception, we have incurred operating losses, and as of December 31, 2002, we had an accumulated deficit of $20,663,000. We incurred net losses of $2,887,000 and $7,186,000 for the years ended December 31, 2002 and 2001, respectively.

        Our revenues may not continue to grow or even continue at their current level. We will need to increase our revenues significantly to become profitable, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur additional costs and expenses in 2003 related to:

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

        Our financial results could suffer if we are unable to maintain or grow sales levels of virtual prepaid phone cards to customers calling from the United States to India.

        We depend on the sale of virtual prepaid phone cards to customers calling from the United States to India for a significant percentage of our sales volume. For the years ended December 31, 2002 and 2001, 95% and 92% respectively of our total virtual prepaid phone card sales were to customers calling from the United States to India. A decrease in the number of our customers calling from the United States to India, or a decrease in the price per minute charged to these customers could materially adversely offset our business, financial condition and operating results.

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

        If we do not increase the number of Web sites and portals upon which we advertise we may not be able to grow our business.

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

        If the Internet telephony and prepaid calling card markets do not gain market acceptance by potential customers, our business will be adversely affected.

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

        If the e-commerce market does not continue to develop and gain market acceptance, our revenues may be negatively affected.

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

        If the Internet and Internet infrastructure do not continue to develop as anticipated, our operations will be negatively affected.

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

         We believe that our success will depend on the continued services of our senior management team, especially B. Michael Adler and R. Stephen Polley. We carry key person life insurance on the lives of B. Michael Adler and R. Stephen Polley. The loss of the services of any of our senior management team or other key employees could adversely affect our business, financial condition and operating results.

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

         Compliance with present or future state, federal and international financial services regulation could be costly, expose us to substantial liability, force us to change our business practices or force us to cease offering our current product.

         We operate in an industry subject to government regulation. Our Cash2India business is subject to some states' money transmitter regulations, to federal regulations and to federal electronic fund transfer and money laundering regulations and to international regulations. We have approval from the Reserve Bank of India to provide our Cash2India services in India. If we were to lose this approval, we may be forced to change our business practices or cease offering this service. In the future, we might be subjected to:

         -        state or federal banking regulations;

         - additional states' money transmitter regulations and federal money laundering regulations;

         - international banking or financial services regulations or laws governing other regulated industries; or

         -        U.S. and international regulation of Internet transactions.

         If we were found subject to or in violation of any laws or regulations governing banking, we could be subject to liability and forced to change our business practices.

         We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to us. One or more states may conclude that, under its or their statutes, we are engaged in an unauthorized banking business. We have received written communications from certain regulatory authorities. If we are found to be engaged in an unauthorized banking business in one or more states, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. The need to comply with state laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future.

         We are subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on our business and could subject us to civil and criminal liability.

         We are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. Such a program was required to be in place by July 24, 2002. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to a lawsuit, administrative action, fine and/or prosecution by the government. We are also subject to regulations that require us to report suspicious activities involving transactions of $2,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or the USA Patriot Act, may require us to revise the procedures we take to verify the identity of our customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before sending money to obtain additional verification of international customers, or to monitor our customers' activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information regarding the directors and executive officers of WorldQuest in the Proxy Statement relating to WorldQuest's 2003 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information regarding executive compensation in the Proxy Statement relating to WorldQuest's 2003 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WorldQuest's 2003 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding certain relationships and related transactions in the Proxy Statement relating to WorldQuest's 2003 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                  1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

                  2. Exhibits required to be filed by Item 601 of Regulation S-B:


Exhibit
Number            Description of Exhibits
------            -----------------------
2.1               buyindiaonline.com Inc. Stock Purchase Agreement

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

*21.1             List of Subsidiaries.

*23.1             Consent of Grant Thornton LLP.

*99.1             Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2             Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Filed herewith.

         (b)      Reports on Form 8-K
                  No reports or Form 8-K were filed during the fourth quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WORLDQUEST NETWORKS, INC.



March 6, 2003                            /s/ R. Stephen Polley
                                         ---------------------------------
                                         R. Stephen Polley, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


March 6, 2003                            /s/ Victor E. Grijalva
                                         ---------------------------------
                                         VICTOR E. GRIJALVA
                                         Vice President,
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 6, 2003                            /s/ B. Michael Adler
                                         ---------------------------------
                                         B. MICHAEL ADLER
                                         Director (Chairman of the Board)

March 6, 2003                            /s/ R. Stephen Polley
                                         ---------------------------------
                                         R. STEPHEN POLLEY
                                         Director

March 6, 2003                            /s/ E. Denton Jones
                                         ---------------------------------
                                         E. DENTON JONES
                                         Director

March 6, 2003                            /s/ Elizabeth H. Buchler
                                         ---------------------------------
                                         ELIZABETH H. BUCHLER
                                         Director

March 6, 2003                            /s/ Gary W. Fiedler
                                         ---------------------------------
                                         GARY W. FIEDLER
                                         Director

March 6, 2003                            /s/ Robert A. Farmer
                                         ---------------------------------
                                         ROBERT A. FARMER
                                         Director

                                 CERTIFICATIONS


         I, R. Stephen Polley, President and Chief Executive Officer of WorldQuest Networks, Inc. certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of WorldQuest Networks, Inc.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        Date: March 6, 2003


                                        By: /s/ R. Stephen Polley
                                            ---------------------------------
                                        R. Stephen Polley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

         I, Victor E. Grijalva, Vice President and Chief Financial Officer of WorldQuest Networks, Inc. certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of WorldQuest Networks, Inc.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        Date: March 6, 2003


                                        By: /s/ Victor E. Grijalva
                                            -----------------------------------
                                        Victor E. Grijalva
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Certified Public Accountants .........................................................   F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001 ...............................................   F-3
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 .......................   F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001 ..   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 .......................   F-6
Notes to Consolidated Financial Statements .................................................................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
WorldQuest Networks, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of WorldQuest Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldQuest Networks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
----------------------

February 12, 2003
Dallas, Texas

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                              DECEMBER 31,
                                                                                    --------------------------------
                                                                                          2002             2001
                                                                                    --------------    --------------
                                       ASSETS

Current assets:
   Cash and cash equivalents ....................................................   $   20,721,207    $   25,039,398
   Accounts receivable, net .....................................................          355,111           174,098
   Note receivable ..............................................................          202,383                --
   Prepaid expenses and other current assets ....................................          370,325           277,023
                                                                                    --------------    --------------
Total current assets ............................................................       21,649,026        25,490,519

Property and equipment, net .....................................................        1,627,507         2,036,378
                                                                                    --------------    --------------
Total assets ....................................................................   $   23,276,533    $   27,526,897
                                                                                    ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................................   $    1,195,738    $    1,455,422
   Accrued expenses .............................................................          146,863           354,226
   Deferred revenue .............................................................          238,936           215,116
   Promissory note ..............................................................          300,000                --
   Current portion of term loan and accrued interest ............................               --           925,000
                                                                                    --------------    --------------
Total current liabilities .......................................................        1,881,537         2,949,764

Promissory note .................................................................               --           300,000
Commitments and contingencies ...................................................               --               300

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
   Authorized shares--10,000,000; none issued and outstanding
     at December 31, 2002 and 2001 ..............................................               --                --
   Common stock, par value $.01 per share:
   Authorized shares--50,000,000; issued and outstanding shares -- 6,386,199
     at December 31, 2002 and 6,381,199 at December 31, 2001 ....................           63,862            63,812
   Additional capital ...........................................................       41,994,594        41,989,644
   Accumulated deficit ..........................................................      (20,663,460)      (17,776,323)
                                                                                    --------------    --------------
Total stockholders' equity ......................................................       21,394,996        24,277,133
                                                                                    --------------    --------------
Total liabilities and stockholders' equity ......................................   $   23,276,533    $   27,526,897
                                                                                    ==============    ==============




         The accompany notes are an integral part of these consolidated financial statements.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------

Retail prepaid calling card revenue ..............................   $ 11,019,491    $  9,931,072
Wholesale revenue ................................................             --       2,235,138
Money transfer and other revenue .................................        450,792           9,998
                                                                     ------------    ------------
          Total revenue ..........................................     11,470,283      12,176,208
Cost of sales ....................................................      8,772,585      10,383,454
                                                                     ------------    ------------
Gross margin .....................................................      2,697,698       1,792,754
Operating expenses:
    Selling, general and administrative ..........................      4,866,332       6,451,238
    Depreciation and amortization ................................      1,100,209       1,334,462
    Impairment charges and other write-offs ......................        (30,000)      2,547,920
    Minority interest ............................................             --        (352,569)
                                                                     ------------    ------------
          Total operating expenses ...............................      5,936,541       9,981,051
                                                                     ------------    ------------
Operating loss ...................................................     (3,238,843)     (8,188,297)
Interest income, net .............................................        351,706       1,002,617
                                                                     ------------    ------------
Net loss .........................................................   $ (2,887,137)   $ (7,185,680)
                                                                     ============    ============

Net loss per share--basic and diluted ............................   $      (0.45)   $      (1.13)
                                                                     ============    ============
Weighted-average common shares outstanding--basic and diluted ....      6,385,829       6,381,199
                                                                     ============    ============


         The accompany notes are an integral part of these consolidated financial statements.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         COMMON STOCK
                                                -------------------------------    ADDITIONAL       ACCUMULATED       STOCKHOLDERS'
                                                   SHARES            AMOUNT          CAPITAL          DEFICIT            EQUITY
                                                --------------   --------------   --------------   --------------    --------------
Balance at December 31, 2000 ................        6,381,199   $       63,812   $   41,989,644   $  (10,590,643)   $   31,462,813
   Net loss .................................               --               --               --       (7,185,680)       (7,185,680)
                                                --------------   --------------   --------------   --------------    --------------
Balance at December 31, 2001 ................        6,381,199   $       63,812   $   41,989,644   $  (17,776,323)   $   24,277,133
   Exercise of employee stock options .......            5,000               50            4,950               --             5,000
   Net loss .................................               --               --               --       (2,887,137)       (2,887,137)
                                                --------------   --------------   --------------   --------------    --------------
Balance at December 31, 2002 ................        6,386,199   $       63,862   $   41,994,594   $  (20,663,460)   $   21,394,996
                                                ==============   ==============   ==============   ==============    ==============



         The accompany notes are an integral part of these consolidated financial statements.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
OPERATING ACTIVITIES
Net loss .......................................................................   $ (2,887,137)   $ (7,185,680)
Adjustments to reconcile net loss to net cash
   used in operating activities:
            Depreciation and amortization ......................................      1,100,209       1,334,462
            Impairment charges .................................................             --       2,547,920
Changes in operating assets and liabilities, net of effects of acquisition:
            Accounts receivable and notes receivable ...........................       (383,396)      1,088,295
            Accrued interest ...................................................             --        (320,436)
            Accounts payable and accrued expenses ..............................       (210,067)       (338,954)
            Deferred revenue ...................................................         23,820        (100,957)
            Other assets .......................................................        (93,302)       (248,575)
                                                                                   ------------    ------------
Net cash used in operating activities ..........................................     (2,449,873)     (3,223,925)

INVESTING ACTIVITIES
Additions to property and equipment ............................................       (948,318)       (873,873)

FINANCING ACTIVITIES
Payment on term loan ...........................................................       (925,000)       (175,000)
Borrowings on promissory note ..................................................             --         300,000
Proceeds from exercise of stock options ........................................          5,000              --
                                                                                   ------------    ------------
Net cash (used in) provided by financing activities ............................       (920,000)        125,000

Decrease in cash and cash equivalents ..........................................     (4,318,191)     (3,972,798)
Cash and cash equivalents at beginning of year .................................     25,039,398      29,012,196
                                                                                   ------------    ------------
Cash and cash equivalents at end of year .......................................   $ 20,721,207    $ 25,039,398
                                                                                   ============    ============

Supplemental Disclosure of Cash Flow Information
Interest paid ..................................................................   $     49,219    $    397,058
                                                                                   ============    ============


         The accompany notes are an integral part of these consolidated financial statements.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         WorldQuest Networks, Inc. ("WorldQuest" or the "Company") was incorporated as a Texas corporation effective October 14, 1996, and reincorporated as a Delaware corporation effective October 28, 1999. WorldQuest is an international Internet telephony and money transfer company. WorldQuest sells virtual prepaid calling cards through its Internet website and transmits long distance calls at discounted rates through its Internet and traditional networks. WorldQuest also sells virtual calling cards processed through other companies' platforms including prepaid Internet, prepaid wireless or mobile, and prepaid roadside assistance and from time to time sells its excess capacity to other long distance carriers. The Company markets an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world through its website. The Company also provides a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family or others in India, Sri Lanka, the Philippines and Russia.

         In September 2002, WorldQuest began selling a new multi-purpose stored-value card through a pilot program in Dallas, Texas. The new product, the WorldQuest CashCard, can be used to withdraw money or check balances at ATM's worldwide and to pay for merchandise at any location associated with the Plus(R), Pulse(R), or Star(R) Networks. The WorldQuest CashCard is currently available at nine grocery and convenience stores, as well as at a kiosk in a Dallas area mall. The new stored-value card also serves as a prepaid long-distance calling card. WorldQuest CashCard holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards or electronic checks.

         As of December 31, 2002, Eagle Venture Capital, LLC ("Eagle Venture Capital") owned approximately 2.6 million, 41% of our outstanding shares of common stock. Eagle Venture Capital is primarily owned by our founder and Chairman of the Board.

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

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

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

         Depreciation expense totaled $1,100,000 and $1,274,000 for 2002 and 2001, respectively. Amortization expense totaled $0 for 2002 and $60,000 for 2001 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets.

WEBSITE DEVELOPMENT COSTS

         Costs related to the planning and post implementation phases of our website development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product's estimated useful life of one to three years and are included in depreciation expense. Costs associated with minor enhancements and maintenance for the website are expensed. Website development costs capitalized for the years ended December 31, 2002 and 2001 were $207,000 and $0, respectively.

INCOME TAXES

         Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

REVENUE RECOGNITION

         Retail prepaid phone card revenue is recorded net of estimated returns and allowances and is recognized as calling services are used or upon expiration of the calling card. Wholesale traffic revenue is recognized as calls are processed. Money transfer fees are recognized upon transfer of funds to the recipient. CashCard revenues are recognized upon usage of the CashCard.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $807,000 and $463,000, respectively.

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123."

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company's reported and pro forma net loss for the years ending December 31, 2002 and 2001 are as follows:


                                                                              2002                    2001
                                                                       ------------------      ------------------
Net loss:
     As reported                                                       $       (2,887,137)     $       (7,185,680)
                                                                       ==================      ==================
     Pro forma                                                         $       (3,164,859)     $       (8,042,285)
                                                                       ==================      ==================
Net loss per share:
     As reported -- basic and diluted                                  $            (0.45)     $            (1.13)
                                                                       ==================      ==================
     Pro forma -- basic and diluted                                    $            (0.50)     $            (1.26)
                                                                       ==================      ==================
Stock based employee compensation costs included
  in net loss:
     As reported                                                       $               --      $               --
                                                                       ==================      ==================

     Pro forma                                                         $          277,722      $          856,605
                                                                       ==================      ==================


         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used in the December 31, 2002 calculation were as follows: risk free interest rate of 3%, dividend yield of zero, volatility factor of .9, and average expected life of 4 years. The weighted average assumptions used in the December 31, 2001 calculation were as follows: risk free interest rate of 4%, dividend yield of zero, volatility of .8 and average expected life of 4 years. The options granted during 2002, and 2001 had a weighted average fair value of $1.30 and $1.37 per share, respectively.

NET LOSS PER SHARE

         Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,835,947 and 1,892,469 shares of the Company's common stock for the years ended December 31, 2002 and 2001, respectively, were not considered in the calculation of average common shares outstanding as the effect would be anti-dilutive due to the Company's net loss for the periods presented.

COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2002 and 2001, the Company had no transactions other than those reported in its statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash equivalents, accounts receivable, notes receivable, accounts payable and long-term debt. At December 31, 2002 and 2001, the carrying amount of the Company's financial instruments approximates their fair values. Management believes the Company's debt approximates fair value due to its short maturity and its variable interest rate.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONCENTRATION OF CREDIT AND BUSINESS RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to prepaid phone card sales and money transfer services.

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

         At December 31, 2002, three credit card processing companies accounted for 52%, 38% and 9%, respectively, of total accounts receivable. At December 31, 2001, one credit card processing company accounted for 100% of total accounts receivable. For the year ended December 31, 2002 and 2001, no customer accounted for more than 10% of total sales. At December 31, 2002 and 2001, accounts receivable are stated net of an allowance for doubtful accounts of $2,000 and $852,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The adoption of these standards did not have a significant effect on results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which supercedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this pronouncement did not have a material effect on its results of operations or financial position.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure provisions of the statement.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. ACQUISITION

         Effective December 6, 2001, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of buyindiaonline.com, Inc., (known as Clicks2India.com) for approximately $275,000 in cash plus liabilities assumed of $34,000 and accrued acquisition costs of $84,000 which was unpaid at December 31, 2001, and subsequently paid during 2002. Clicks2India.com is a web-based company that enables consumers to send money and a personalized message from the United States to friends, family or others in India. The acquisition has been accounted for as a purchase and the total acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $393,000 (of which $108,000 was cash) and liabilities assumed were $34,000. No goodwill was recorded in connection with the transaction. The Company's consolidated results of operations have incorporated buyindiaonline.com's activity since December 6, 2001. Clicks2India.com's revenues for the year ended December 31, 2001 were $127,000. Pro forma financial information assuming the acquisition had occurred on January 1, 2001 would not be significantly different from the actual reported consolidated net loss and net loss per share of the Company for the year ended December 31, 2001.

4. NOTE RECEIVABLE

         In 2001, the Company recorded an allowance for doubtful accounts receivable of approximately $749,000 relating to amounts owed by a wholesale traffic customer who ceased terminating traffic through the Company's network. In 2002, the Company received a cash payment of $100,000 and an interest bearing note receivable of $200,000 in satisfaction for the receivable outstanding from this wholesale customer. The note receivable was fully reserved. During 2002, the Company received approximately $21,000 in payments related to the note receivable. In January 2003, the Company received certain assets of the wholesale customer's prepaid telecom business including fixed assets, card inventory, customer lists, patents, trademarks and other assets in satisfaction of the note receivable. The company believes the value of the assets received approximates the value of the remaining balance due under the terms of the note receivable. Accordingly, the Company has released the reserve of approximately $202,000 on the note receivable and related accrued interest at December 31, 2002, the benefit of which as been included as a reduction in selling, general and administrative expenses.

5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31:



                                                       ESTIMATED
                                                      USEFUL LIFE
                                                        (YEARS)                2002              2001
                                                      -----------        --------------      --------------
Leasehold improvements                                   2 to 5          $       78,134      $       39,320
Switches and other network equipment                     2 to 3               3,656,435           3,327,449
Furniture and fixtures                                     5                     84,737              64,160
Purchased software and website development costs         1 to 5               1,105,994             803,033
                                                                         --------------      --------------
    Total                                                                     4,925,300           4,233,962
Less: accumulated depreciation and amortization                              (3,297,793)         (2,197,584)
                                                                         --------------      --------------
    Net property and equipment                                           $    1,627,507      $    2,036,378
                                                                         ==============      ==============

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following as of December 31:


                            2002         2001
                          --------     --------
Prepaid calling cards     $  7,799     $ 60,741
Deposits                   242,577      111,724
Prepaid expenses           119,949      104,558
                          --------     --------
                          $370,325     $277,023
                          ========     ========


7. IMPAIRMENT CHARGES

         During 2000, the Company entered into two joint ventures to install and operate Internet gateways in foreign locations. During 2001, the joint ventures ceased terminating traffic due to the loss of available economic circuits resulting in the cessation of the joint ventures operations. Accordingly, the Company wrote-off its investments in each joint venture resulting in a loss of $1,974,000, which is included as an impairment charge in the statement of operations for the year ended December 31, 2001. During 2002, the Company recovered $30,000 in assets written off in connection with the 2001 impairment charges.

         In 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. BDC contributed $50,000 to the joint venture and the Company agreed to obtain Internet gateways and to install and operate the gateways. The Company owned 60% of the joint venture and in April 2000 purchased the remaining 40% interest for $600,000, which was recorded as goodwill to be amortized over five years. In 2001, the joint venture ceased operations due to the loss of available economic circuits to terminate traffic. Accordingly, the Company wrote-off the remaining goodwill of $434,000 in June 2001, which is included as an impairment charge in the statement of operations for the year ended December 31, 2001.

         During 2001, the Company wrote-off certain deposits and other assets incurred to terminate traffic in foreign locations due to the unavailability of those circuits. The write-off totaling approximately $140,000 is included as a component of impairment charges.

8. ACCRUED EXPENSES

         Accrued expenses consist of the following as of December 31:

                               2002         2001
                             --------     --------
Sales tax payable            $  2,557     $  3,650
Accrued payroll expenses       42,040      190,822
Other                         102,266      159,754
                             --------     --------
                             $146,863     $354,226
                             ========     ========


                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

9. DEBT

         Long-term debt consists of the following as of December 31:

                                             2002            2001
                                          ---------      -----------
Term loan and accrued interest            $      --      $   925,000
Promissory note                             300,000          300,000
                                          ---------      -----------
Total                                     $ 300,000      $ 1,225,000
Less current portion                       (300,000)        (925,000)
                                          ---------      -----------
Long term debt net of current portion     $      --      $   300,000
                                          =========      ===========

         For the years ended December 31, 2002 and 2001, the Company paid outstanding interest of $47,000 and $397,000, on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company's Chairman. The principal balance of $925,000 or the term loan from Eagle Venture Capital due May 5, 2002 was paid on July 24, 2002, thereby satisfying in full the Company's obligation on the term loan. In 2001, the Company made a principal payment of $175,000 on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired on May 5, 2002.

         In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (4.25% at December 31, 2002) less 2.25% per annum with the $300,000 principal balance due in October 2003. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.1 % per annum.

10. RELATED PARTY TRANSACTIONS

         The Company's founder and Chairman of the Board holds a controlling interest in Eagle Venture Capital, which owns approximately 2.7 million outstanding shares of the common stock of the Company as of December 31, 2002 and 2001. Eagle Venture Capital has provided the Company with a term loan and a line of credit, which expired May 2002. The term loan and line of credit are described in Note 9.

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

        In 1999, the Company formed a joint venture with BDC, LLC, a company owned by a director of the Company. The joint venture is described in Note 7.

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

11. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

                                            2002             2001
                                        -----------      -----------
Deferred tax assets/(liability):
Property and equipment                  $   (36,502)     $   276,128
Accounts receivable                             739          314,969
Capital loss carryforward                   195,941               --
Other                                         9,709           74,229
Net operating loss carry forwards         8,080,161        6,340,863
                                        -----------      -----------
Total deferred tax assets                 8,250,048      $ 7,006,189
            Valuation allowance          (8,250,048)      (7,006,189)
                                        -----------      -----------
            Net deferred tax assets     $        --      $        --
                                        ===========      ===========

         The Company has U.S. net operating loss carry forwards of approximately $21,857,000 as of December 31, 2002. The Company has not recognized a deferred tax asset in the accompanying balance sheet due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying consolidated statements of operations. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2002 and 2001, the valuation allowance increased by approximately $1,244,000 and $3,135,000, respectively. If unused, accumulated net operating losses expire as follows: 2011 - $214,000; 2012 - $1,531,000; 2018 - $1,447,000;
2019 - $1,999,000; 2020 - $4,628,000; 2021 - $8,210,000; 2022 - $3,828,000.

12. STOCKHOLDERS' EQUITY

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

         In November 2002, the Company adopted a discretionary stock repurchase program. The program will expire in November 2003 and the Company can use up to $1,000,000 to repurchase its common stock.

WARRANTS

         At December 31, 2002 and 2001, the Company had outstanding warrants to purchase 782,000 shares of its common stock. These warrants expire April 2003 through April 2005 and have a weighted average exercise price of $15.91 per share. At December 31, 2002, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company's directors to acquire 100,000 shares of common stock (see Note 10), warrants granted to representatives of the Company's underwriters in connection with the Company's initial public offering to acquire 275,000 shares of common stock, warrants for 306,000 common shares granted in connection with the Company's December 1999 private placement of promissory notes (see Note 9); and warrants granted prior to 2001 to various service providers

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED

and others to acquire 101,000 shares of common stock.

         Included in the warrants to acquire 101,000 shares of common stock are warrants the Company granted a joint venture partner to acquire 50,000 shares of common stock, with exercise prices of $4.56 to $8.50, for the completion of ten new Internet circuit installations by the joint venture partner. The fair value of these options, approximately $238,000, was recorded as an additional cost of installation of the circuits, capitalized as property and equipment and subsequently, written off in 2001 upon cessation of the joint venture's operations as discussed in Note 7.

STOCK OPTIONS

         The Company has stock option plans (the "Plans") under which the Company may grant Directors and key employees options to purchase up to 1,750,000 shares of the Company's common stock at an amount at least equal to the fair value of the Company's common stock on the date of grant. The exercise and vesting period of each option is determined by the Company's Board of Directors, but no option shall have a term longer than 10 years. Options granted under the Plans are non-qualified stock options. The following table summarizes the employee stock option transactions for the years ended December 31, 2002 and 2001 under the Plans:


                                                       Weighted
                                      Number of         Average
                                        Shares       Exercise Price
                                      -----------    --------------
Outstanding at December 31, 2000         490,700      $      6.71
Granted                                  641,782             2.21
Exercised                                     --               --
Cancelled                               (189,880)           11.63
                                     -----------
Outstanding at December 31, 2001         942,602             7.20

Granted                                   70,000             2.36
Exercised                                 (5,000)            1.00
Cancelled                               (121,522)            3.99
                                     -----------
Outstanding at December 31, 2002         886,080      $      4.05
                                     ===========


Options exercisable:
December 31, 2001                        409,028      $      6.09
                                     ===========      ===========
December 31, 2002                        659,732      $      4.57
                                     ===========      ===========


                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

         A summary of stock options under the Plans outstanding as of December 31, 2002 are as follows:

                              Options Outstanding           Options Exercisable
                       ----------------------------------  ---------------------
                                  Weighted-     Weighted-              Weighted-
         Range of                 Average       Average                Average
         Exercise                Remaining      Exercise               Exercise
          Prices       Shares   Life (years)     Price      Shares       Price
     ----------------  -------  -----------  ------------  -------     ---------
     $  1.00 - $ 1.99   89,500      4.33          $1.37     77,000     $ 1.36
        2.00 -   2.99  617,980      7.62           2.22    406,830       2.16
        3.00 -   3.99   50,500      2.93           3.33     50,500       3.33
        5.00 -  11.00   25,000      4.60           5.75     25,000       5.75
       13.00 -  14.00   35,000      3.90          13.00     35,000      13.00
       19.00 -  20.00   60,000      4.24          19.13     60,000      19.13
       21.00 -  22.00    8,100      4.22          21.63      5,402      21.63
                       -------                             -------

Total                  886,080      6.53          $4.05    659,732      $4.57
                       =======                             =======


         In December 1998, the Company issued options outside of the option plans to purchase 167,867 shares of its common stock to a former officer of the Company at an exercise price of $3.33 with a seven-year term. At December 31, 2002, all of these options were vested and outstanding.

13. BENEFIT PLAN

         The Company adopted a 401(k) benefit plan in 2001. The plan provides for voluntary employee contributions and the Company matches 15% of employee contributions to a maximum of 8% contributed by the employee. Employees become 100% vested in employment contributions after 2 years of service accruing 50% per year of service. For the years ended December 31, 2002 and 2001, the Company's plan contributions were $7,000 and $11,000, respectively.

14. COMMITMENTS

         The Company has operating leases relating principally to office facilities which expire in 2003 and have future minimum lease commitments of $63,000 at December 2002.

         Rental expense under operating leases was approximately $114,000 and $78,000 for the years ended December 31, 2002 and 2001, respectively.

15. CONTINGENCIES

         In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register "WorldQuest Networks" as a trademark. In September 1998, Qwest Communications ("Qwest") filed a notice of opposition, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest instituted a cancellation proceeding for the Company's registered trademark "WorldQuest." In December 2001, a judgment was made in the Company's favor whereby Qwest's motion to cancel the

                   WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

"WorldQuest" trademark was dismissed. Qwest has filed a motion appealing the judgment which is currently pending. In December 2002, Qwest filed a separate complaint stating that the Company's prepaid cashcard product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and services from Qwest and Qwest shall retain all right to the trademarks in question. WorldQuest will have 18 months to cease using the name "WorldQuest".

         The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

16. INTEREST INCOME, NET

         Interest income for the years ended December 31, 2002 and 2001 was $401,000 and $1,087,000, respectively. Interest expense for the years ended December 31, 2002 and 2001 was $49,000 and $84,000 respectively.


Exhibit
Number            Description of Exhibits
------            -----------------------

2.1               buyindiaonline.com Inc. Stock Purchase Agreement

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

*21.1             List of Subsidiaries.

*23.1             Consent of Grant Thornton LLP.

*99.1             Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2             Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Filed herewith.