Form 10QSB
period 2003-03-31
WORLDQUEST NETWORKS INC
filed 2003-05-09
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27751

WORLDQUEST NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-2838415 (I.R.S. Employer Identification No.)

14911 Quorum Drive, Suite 140, Dallas, Texas (Address of principal executive offices)	75254 (Zip Code)

Issuer’s telephone number, including area code:	(972) 361-1980

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

At April 30, 2003, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

WORLDQUEST NETWORKS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLDQUEST NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$19,786,771	$20,721,207
Accounts receivable, net	612,466	355,111
Note receivable	—	202,383
Prepaid expenses and other current assets	583,435	370,325

Total current assets	20,982,672	21,649,026
Property and equipment, net	1,464,465	1,627,507
Other assets, net	177,085	—

Total assets	$22,624,222	$23,276,533

Current liabilities:
Accounts payable	$1,196,869	$1,195,738
Accrued expenses	366,359	146,863
Deferred revenue	320,174	238,936
Promissory note	300,000	300,000

Total current liabilities	2,183,402	1,881,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized shares—10,000,000; none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share;
Authorized shares—50,000,000; issued and outstanding shares—6,386,199 at March 31, 2003 and at December 31, 2002	63,862	63,862
Additional capital	41,994,594	41,994,594
Accumulated deficit	(21,617,636)	(20,663,460)

Total stockholders’ equity	20,440,820	21,394,996

Total liabilities and stockholders’ equity	$22,624,222	$23,276,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,

	2003	2002

Prepaid calling card revenue	$2,276,780	$2,811,031
Financial services and other	145,425	63,470

Total revenue	2,422,205	2,874,501
Cost of revenue	1,792,865	2,434,747

Gross profit	629,340	439,754
Operating expenses:
Selling, general and administrative	1,343,709	1,362,177
Depreciation and amortization	301,897	258,769

Total operating expenses	1,645,606	1,620,946

Operating loss	(1,016,266)	(1,181,192)
Interest income, net	62,090	89,992

Net loss	$(954,176)	$(1,091,200)

Net loss per share- basic and diluted	$(0.15)	$(0.17)

Weighted average common shares outstanding — basic and diluted	6,386,199	6,384,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(954,176)	(954,176)

Balance at March 31, 2003	6,386,199	$63,862	$41,994,594	$(21,617,636)	$20,440,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,

	2003	2002

Operating Activities
Net loss	$(954,176)	$(1,091,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,897	258,769
Changes in operating assets and liabilities:
Accounts receivable	(257,355)	(89,082)
Accounts payable and accrued expenses	220,627	(101,770)
Deferred revenue	81,238	(11,841)
Other assets	(213,110)	(188,809)

Net cash used in operating activities	(820,879)	(1,223,933)
Investing Activities
Additions to property and equipment	(113,557)	(450,256)
Financing Activities
Proceeds from exercise of stock options	—	5,000
Decrease in cash and cash equivalents	(934,436)	(1,669,189)
Cash and cash equivalents at beginning of period	20,721,207	25,039,398

Cash and cash equivalents at end of period	$19,786,771	$23,370,209

Supplemental Disclosure of Cash Flow Information Interest paid	$—	$18,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and subsidiaries (collectively, “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

2. Net Loss Per Share

     Stock options and warrants convertible into 1,835,947 and 1,787,667 shares of the Company’s common stock at March 31, 2003 and 2002, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3. Related Party Transactions

     During the 2002 first quarter, the Company paid outstanding interest of approximately $19,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company’s Chairman. The principal balance of $925,000 on the term loan from Eagle Venture Capital was paid in July 2002, thereby satisfying in full the Company’s obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired in May 2002.

4. Note Receivable

     In the quarter ended March 31, 2002, the Company received a cash payment of $100,000 and a note receivable of $200,000 in satisfaction for a receivable outstanding from a wholesale customer. The note receivable was fully reserved. In January 2003, the Company received certain assets from the wholesale customer’s prepaid telecom business including customer lists, patents, trademarks and other assets in satisfaction of the note receivable. The Company believes the value of the assets received approximates the value of the balance due on the note receivable and in December 2002 released the reserve of approximately $202,000 on the note receivable and related accrued interest. As of March 31, 2003, the value of the assets received, which primarily consist of customer lists, are included in other assets — long term and are being amortized over two years. Amortization expense for the three month period ended March 31, 2003 was $25,298.

5. Legal Matters

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. For the three month period ended March 31, 2003, WorldQuest has only recorded a benefit with respect to the cash component received which is included a as a reduction in selling, general and administrative expense. WorldQuest will have 18 months to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next 12 months.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

6. Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.”

SFAS 123 requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the three month period ending March 31, 2003 and 2002 are as follows:

	2003	2002

Net loss:
As reported	$(954,176)	$(1,091,200)

Pro forma	$(1,016,044)	$(1,160,989)

Net loss per share:
As reported — basic and diluted	$(0.15)	$(0.17)

Pro forma — basic and diluted	$(0.16)	$(0.18)

Stock based employee compensation costs included in net loss:
As reported	$—	$—

Pro forma	$61,868	$69,789

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in the calculations were as follows: risk free interest rate of 3%, dividend yield of zero, volatility factor of .9, and average expected life of 4 years.

7. Segment Reporting

     Due to the growth in the Company’s financial services business commenced with the Company’s acquisition of Cash2India, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” in the first quarter of 2003. This statement requires the Company to define and report the Company’s business segments based on how management currently evaluates its business. The statement also requires disclosures about products and services, geographic areas and major customers. The adoption of this statement did not affect results of operations or the financial condition of the Company.

     The Company manages its business segments primarily on a products and services basis. The Company’s reportable segments are: 1) Internet telephony services; and 2) financial services. Internet telephony services primarily consist of the sale of virtual calling cards which allow customers to utilize our network of Internet gateways and other traditional networks to place long-distance calls at discounted rates. We focus on the international long distance market and a substantial portion of our telephony revenues is derived from the sale of virtual calling cards to customers calling from the Unites States to India. Financial services consist of a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Russia and the Philippines. In addition, financial services include the sale of the WorldQuest cash card that can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® networks.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company evaluates the performance of its business units based on segment operating profit. Segment operating profits includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including interest income and interest expense. Corporate expenses are primarily comprised of executive compensation, legal, insurance and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets and consist primarily of cash and cash equivalents.

Summary information by segment as of and for the three months ended March 31, 2003 are as follows:

	Internet	Financial
	Telephony	Services	Corporate	Total

Revenue	$2,276,780	$145,425	$—	$2,422,205
Depreciation and amortization	$235,397	$38,591	$27,909	$301,897
Operating loss	$(95,522)	$(233,324)	$(687,420)	$(1,016,266)
Identifiable assets	$1,514,984	$1,193,377	$19,915,861	$22,624,222

Comparative segment information as of and for the three months ended March 31, 2002 is not available.

8. Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123. The Company has adopted the disclosure provisions of this statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Forward-Looking Statements

     Certain statements in this report, including statements of WorldQuest’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risk and uncertainties that may be outside WorldQuest’s control. These forward-looking statements include statements of management’s plans and objectives for WorldQuest’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission.

Overview

     We are an international Internet telephony and financial services company. Our Internet telephony services segment primarily consists of the sale of virtual calling cards which allow customers to utilize our networks of Internet gateways, and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms and from time to time we sell our excess capacity to other long distance carriers. We market our WebOrganizer, an intelligent address book and calendar that enables customers to make domestic and international phone calls from anywhere in the world. Our financial services segment consists of a web service that enables customers to send money and a personalized message from the Unites States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Russia and the Philippines. In addition, financial services include the sale of the WorldQuest cash card that can be used to withdraw money, check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® networks. Our cash card also serves as a prepaid long-distance calling card and customers can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards or electronic checks.

     As of March 31, 2003, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

     Our primary source of revenue is the fees that we receive from our retail and wholesale telephony customers for completing calls over our network and processing fees we receive for our money transfer service and on the usage of our cash card. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards. Our money transfer and cash card fees are dependent on the number of transactions processed and the fees we charge per transaction. Money transfer fees are recognized upon transfer of funds to the recipient. Cash card fees are recognized upon usage of the cash card.

     Cost of telephony revenue consists primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks, which varies proportionately with the volume of traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls and expenses incurred to connect our customers to our network. Cost of money transfer and cash card revenue consists primarily of processing fees and usage fees we pay for utilizing the Plus®, Pulse® or Star® networks which varies proportionally with the number of transactions processed.

     Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company’s significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

     The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. We bill our telephony calling card customers on a prepaid basis through credit cards and recognize the revenue in the period in which the call is completed. A substantial portion of the Company’s revenues is derived from the sale of prepaid phone cards that terminate in India. Money transfer fees are recognized upon transfer of funds to the recipient. Cash card fees are recognized upon usage of the cash card.

Property and Equipment

     Property and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company’s depreciation expense on a prospective basis.

Web site Development Costs

     Our products and services are sold predominantly through our web sites. We incur costs to maintain and add new functionality to our existing web sites and to develop new web sites. Costs related to the planning and post implementation phases of our web site development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years, which is included in depreciation expense. Costs associated with minor enhancements and maintenance for websites are expensed.

Income Taxes

     As of March 31, 2003, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carry forwards, because of uncertainty regarding future realizability.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

     Revenue decreased approximately 16% to $2,422,000 for the three months ended March 31, 2003 from $2,875,000 for the three months ended March 31, 2002. This $453,000 decrease is a result of a $534,000 decrease in prepaid calling card revenue offset by an $81,000 increase in financial services and other revenues. The decrease in prepaid calling card revenue is due primarily to a decrease in the average price per minute charged to our customers of which a substantial portion of our customers are calling from the United States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 10.7 million minutes for the three months ended March 31, 2003, up 15% from 9.3 million minutes for the three months ended March 31, 2002. Although the bulk of the decrease in the price per minute charged to our customers occurred in the fourth quarter of 2002, it is unlikely that this trend will reverse in the near future. The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base.

Cost of Revenue

     Cost of revenue decreased approximately 26% to $1,793,000 for the three months ended March 31, 2003 from $2,435,000 for the three months ended March 31, 2002. This $642,000 decrease is attributable to a corresponding decrease in the Company’s revenue and an increase in gross margin percentage for the March 31, 2003 quarter to approximately 26% compared to approximately 15% in the March 31, 2002 quarter. The increase in gross margin percentage is primarily attributable to an increase in our telephony gross margin and the growth in higher margin, financial services revenue. The increase in our telephony gross margin is primarily attributable to increased utilization of our proprietary networks as opposed to using lease lines and to favorable rate improvements in our lease agreements with carriers to terminate calls.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 1% to $1,344,000 for the three months ended March 31, 2003 from $1,362,000 for the three months ended March 31, 2002. Selling, general and administrative expenses for the 2003-quarter includes a benefit in connection with the Company’s Qwest settlement (see Item 1 — legal proceedings in Part II of this Report) and increased personnel, marketing and other general and administrative fees commensurate with the introduction of our cash card product in the fourth quarter of 2002. Selling, general and administrative expenses for the 2002-quarter includes a $100,000 benefit from a cash payment collected on a receivable from a wholesale customer, which had been fully reserved. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts and incur additional costs related to the growth of our business.

Depreciation and Amortization

     Depreciation and amortization increased approximately 17% to $302,000 for the three months ended March 31, 2003 from $259,000 for the three months ended March 31, 2002. The increase in depreciation and amortization is attributable to a higher depreciable base in property and equipment and other assets in the 2003 quarter commensurate with the capitalization of web site development costs and other capital costs since March 31, 2002.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $63,000 for the three months ended March 31, 2003 from $111,000 for the three months ended March 31, 2002. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003-quarter totaled less than $1,000 compared to $21,000 in the comparable 2002 quarter. The decrease in interest expense is attributable to the repayment of the term loan from Eagle Venture Capital in 2002.

Net Loss

     We incurred a net loss of $954,000 for the three months ended March 31, 2003 as compared to a net loss of $1,091,000 for the three months ended March 31, 2002. The decrease of $137,000 in net loss in the 2003 quarter is primarily attributable to our gross profit improvement of $190,000 and to a $18,000 decrease in selling, general, and administrative expenses, offset by higher depreciation and amortization of $43,000 and lower interest income of $28,000.

Liquidity and Capital Resources

     As of March 31, 2003, we had approximately $19,787,000 of cash and cash equivalents and working capital of approximately $18,799,000. We generated negative cash flow from operating activities of approximately $821,000 during the three months ended March 31, 2003, compared with negative cash flow from operating activities of approximately $1,224,000 during the three months ended March 31, 2002. Net cash used in operating activities for the 2003 and 2002 periods primarily consisted of net operating losses as well as changes in working capital.

     Net cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission and capitalized web site development costs. Cash used in investing activities was $114,000 for the three months ended March 31, 2003 and $450,000 for the three months ended March 31, 2002. Cash used in investing activities for the three months ended March 31, 2002 includes $263,000 cash paid for the fair value of assets acquired in connection with the Cash2India acquisition.

     In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.25% at March 31, 2003) less 2.25% per annum with the $300,000 principal balance due on October 16, 2003. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.14% per annum.

     In November 2002, we adopted a discretionary stock repurchase program. The program will expire in November 2003 and we can use up to $1,000,000 to repurchase our common stock. As of March 31, 2003, no repurchases had been made.

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

Income Taxes

     As of March 31, 2003, we had approximately $21,857,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carryforwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company has adopted the disclosure provisions of this statement.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and services from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of the settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next 12 months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through March 31, 2003, the net proceeds were applied toward:

–	Repayment of indebtedness, $4,498,000;

–	Equipment purchases including additional back-up systems, $4,344,000;

–	Software development, $628,000; and

–	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $7,547,000.

     The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

     Of the $4,499,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 41% of our Common Stock and is controlled by B. Michael Adler, our Chairman of the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of WorldQuest’s stockholders was held on April 14, 2003. The following matters were submitted to our stockholders for their vote and the results of the vote taken at the meeting were as follows:

     1.     At the meeting, the directors named below were elected to hold office until the 2004 annual meeting of stockholders or until their successors are elected and qualified. Following is a tabulation of the votes relating to the election of directors:

	Shares voted	Shares voted	Shares
Name	“for”	“against”	withheld

B. Michael Adler	6,149,509	9,085	—
R. Stephen Polley	6,149,461	9,133	—
E. Denton Jones	6,149,509	9,085	—
Gary W. Fiedler	6,149,509	9,085	—
Robert A. Farmer	6,149,461	9,133	—
Elizabeth M. Buchler	6,149,509	9,085	—

     2.     The appointment of Grant Thornton LLP as the Company’s independent public accountants was ratified by a vote of 6,156,236 shares “for” ratification, 1,300 against and 1,035 abstaining.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed as a part of this Quarterly Report on Form 10-QSB pursuant to Item 601 of regulation S-B:

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference.
3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.
3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.
4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.
4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.
4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
10.1	Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.
10.2	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.
10.3	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.
10.4	Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.
10.5	Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.
10.6	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.
10.7	Purchase Agreement dated April 17, 2000 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
10.8	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.
10.9	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference.
99.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 pf the Sarbames-Oxley Act of 2002.
99.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 pf the Sarbames-Oxley Act of 2002.

* Filed herewith

(b)	Reports on Forms 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WORLDQUEST NETWORKS, INC

May 9, 2003	By:	/s/ Victor E. Grijalva

Victor E. Grijalva Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, R. Stephen Polley, President and Chief Executive Officer of WorldQuest Networks, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of WorldQuest Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ R. Stephen Polley

R. Stephen Polley President and Chief Executive Officer (Principal Executive Officer)

I, Victor E. Grijalva, Vice President, Chief Financial Officer, Secretary and Treasurer of WorldQuest Networks, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of WorldQuest Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ Victor E. Grijalva

Victor E. Grijalva Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference.
3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.
3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.
4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.
4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.
4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.
4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.
4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
10.1	Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.
10.2	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.
10.3	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.
10.4	Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.
10.5	Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.
10.6	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.
10.7	Purchase Agreement dated April 17, 2000 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.
10.8	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.
10.9	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference.
99.1	Certification of the Company’s Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 pf the Sarbames-Oxley Act of 2002.
99.2	Certification of the Company’s Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 pf the Sarbames-Oxley Act of 2002.