Form 10QSB
period 2003-06-30
WORLDQUEST NETWORKS INC
filed 2003-08-08
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

YES ☒ NO ☐

At July 31, 2003, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

          Yes ☐ No ☒

WORLDQUEST NETWORKS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$19,003,014	$20,721,207
Accounts receivable, net	530,502	355,111
Note receivable	—	202,383
Prepaid expenses and other current assets	622,819	370,325

Total current assets	20,156,335	21,649,026
Property and equipment, net	1,265,143	1,627,507
Other assets, net	151,787	—

Total assets	$21,573,265	$23,276,533

Current liabilities:
Accounts payable	$1,250,959	$1,195,738
Accrued expenses	262,520	146,863
Deferred revenue	274,567	238,936
Promissory note	300,000	300,000

Total current liabilities	2,088,046	1,881,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized shares—10,000,000; none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share;
Authorized shares—50,000,000; issued and outstanding shares— 6,386,199 at June 30, 2003 and at December 31, 2002	63,862	63,862
Additional capital	41,994,594	41,994,594
Accumulated deficit	(22,573,237)	(20,663,460)

Total stockholders’ equity	19,485,219	21,394,996

Total liabilities and stockholders’ equity	$21,573,265	$23,276,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Telephony revenue	$2,486,450	$2,833,934	$4,763,230	$5,644,964
Financial services and other	149,741	106,152	295,166	169,623

Total revenue	2,636,191	2,940,086	5,058,396	5,814,587
Cost of revenue	1,909,999	2,414,709	3,702,864	4,849,456

Gross profit	726,192	525,377	1,355,532	965,131
Operating expenses:
Selling, general and administrative	1,468,001	1,299,124	2,811,710	2,661,301
Depreciation and amortization	267,174	265,643	569,071	524,412

Total operating expenses	1,735,175	1,564,767	3,380,781	3,185,713

Operating loss	(1,008,983)	(1,039,390)	(2,025,249)	(2,220,582)
Interest income, net	53,382	90,060	115,472	180,052

Net loss	$(955,601)	$(949,330)	$(1,909,777)	$(2,040,530)

Net loss per share — basic and diluted	$(0.15)	$(0.15)	$(0.30)	$(0.32)

Weighted average common shares outstanding — basic and diluted	6,386,199	6,386,199	6,386,199	6,386,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(1,909,777)	(1,909,777)

Balance at June 30, 2003	6,386,199	$63,862	$41,994,594	$(22,573,237)	$19,485,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,

	2003	2002

Operating Activities
Net loss	$(1,909,777)	$(2,040,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569,071	524,412
Changes in operating assets and liabilities:
Accounts receivable	(175,391)	(170,431)
Accounts payable and accrued expenses	170,878	370,390
Deferred revenue	35,631	(3,618)
Other assets	(252,494)	(169,578)

Net cash used in operating activities	(1,562,082)	(1,489,355)
Investing Activities
Additions to property and equipment	(156,111)	(670,880)
Financing Activities
Proceeds from exercise of stock options	—	5,000
Decrease in cash and cash equivalents	(1,718,193)	(2,155,235)
Cash and cash equivalents at beginning of period	20,721,207	25,039,398

Cash and cash equivalents at end of period	$19,003,014	$22,884,163

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,315	$30,855

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

2. Net Loss Per Share

     Stock options and warrants convertible into 1,775,947 and 1,787,667 shares of the Company’s common stock at June 30, 2003 and 2002, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3. Related Party Transactions

     For the six month period ended June 30, 2002, the Company paid outstanding interest of approximately $31,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company that is controlled by the Company’s founder and Chairman of the Board. The principal balance of $925,000 on the term loan from Eagle Venture Capital was paid in July 2002, thereby satisfying in full the Company’s obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired in May 2002.

4. Note Receivable

     In the quarter ended March 31, 2002, the Company received a cash payment of $100,000 and a note receivable of $200,000 in satisfaction for a receivable outstanding from a wholesale customer. The note receivable was fully reserved. In January 2003, the Company received certain assets from the wholesale customer’s prepaid telecom business including customer lists, patents, trademarks and other assets in satisfaction of the note receivable. The Company believes the value of the assets received approximates the value of the balance due on the note receivable and in December 2002 released the reserve of approximately $202,000 on the note receivable and related accrued interest. The value of the assets received, which primarily consist of customer lists, are included in other assets and are being amortized over two years. Amortization expense for the six-month period ended June 30, 2003 was $51,000.

5. Legal Matters

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next 12 months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

6. Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the three-month and six-month period ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net Loss:
As reported	$(955,601)	$(949,330)	$(1,909,777)	$(2,040,530)

Pro forma	$(990,769)	$(1,036,967)	$(2,006,813)	$(2,197,957)

Net loss per share:
As reported – basic and diluted	$(0.15)	$(0.15)	$(0.30)	$(0.32)

Pro forma – basic and diluted	$(0.16)	$(0.16)	$(0.31)	$(0.34)

Stock based employee compensation costs included in net loss:
As reported	$—	$—	$—	$—

Pro forma	$35,168	$87,637	$97,036	$157,427

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the June 30, 2003 calculation were as follows: risk free interest rate of 3%, dividend yield of zero, volatility factor of .9, and average expected life of 4 years. The weighted average assumptions used in the June 30, 2002 calculation were as follows: risk free interest rate of 4%, divided yield of zero, volatility of .8, and average expected life of 4 years.

7. Segment Reporting

     Due to the growth in the Company’s financial services business commenced with the Company’s acquisition of Cash2India, the Company determined it had a second segment and the Company now provides the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires the Company to define and report the Company’s business segments based on how management currently evaluates its business. The statement also requires disclosures about products and services, geographic areas and major customers.

     The Company manages its business segments primarily on a products and services basis. The Company’s reportable segments are: 1) Internet telephony services and 2) financial services. Internet telephony services primarily consist of the sale of virtual calling cards which allow customers to utilize our network of Internet gateways and other traditional networks to place long-distance calls at discounted rates. We focus on the international long distance market and a substantial portion of our telephony revenue is derived from the sale of virtual calling cards to customers calling from the Unites States to India. Financial services consist of a web service that enables customers to send money and a personalized message from the United States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Russia and the Philippines. In addition, financial services include the sale of the WorldQuest cash card that can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® networks.

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

     Summary information by segment for the three and six months ended June 30, 2003 are as follows:

	Internet	Financial
	Telephony	Services	Corporate	Total

Three months ended June 30, 2003:
Revenue	$2,486,450	$149,741	$—	$2,636,191
Depreciation and amortization	$191,371	$54,611	$21,192	$267,174
Operating income / (loss)	$50,599	$(306,282)	$(753,300)	$(1,008,983)
Identifiable assets	$1,435,747	$1,125,366	$19,012,152	$21,573,265
Six months ended June 30, 2003:
Revenue	$4,763,230	$295,166	$—	$5,058,396
Depreciation and amortization	$426,768	$93,202	$49,101	$569,071
Operating income / (loss)	$(44,926)	$(539,604)	$(1,440,719)	$(2,025,249)

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

Forward-Looking Statements

     Certain statements in this report, including statements of WorldQuest’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside WorldQuest’s control. These forward-looking statements include statements of management’s plans and objectives for WorldQuest’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission.

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

     As of June 30, 2003, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

     Our primary source of revenue is the fees that we receive from our telephony customers for completing calls over our network and processing fees we receive for our money transfer service and on the usage of our cash card. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards. Our money transfer and cash card fees are dependent on the number of transactions processed and the fees we charge per transaction. Money transfer fees are recognized upon transfer of funds to the recipient. Cash card fees are recognized upon usage of the cash card.

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

Web Site Development Costs

     Our products and services are sold predominantly through our web sites. We incur costs to maintain and add new functionality to our existing web sites and to develop new web sites. Costs related to the planning and post implementation phases of our web site development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years, which is included in depreciation expense. Costs associated with minor enhancements and maintenance for web sites are expensed.

Income Taxes

     As of June 30, 2003, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carry forwards, because of uncertainty regarding future realizability.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue

     Revenue decreased approximately 10% to $2,636,000 for the three months ended June 30, 2003 from $2,940,000 for the three months ended June 30, 2002. This $304,000 decrease is due to a $347,000 decrease in telephony revenues offset by a $43,000 increase in financial services and other revenue. The decrease in telephony revenue is primarily attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 14.1 million minutes for the three months ended June 30, 2003, up 78% from 7.9 million minutes for the three months ended June 30, 2002 and sequentially up 32% from the first quarter 2003. It is unlikely that the trend of decreasing rates will reverse in the near future.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base. During the three months ended June 30, 2003 we processed 7,400 transactions and remitted $4,108,000 compared to 4,400 transactions and remittances of $2,207,000 for the three months ended June 30, 2002.

Cost of Revenue

     Cost of revenue decreased approximately 21% to $1,910,000 for the three months ended June 30, 2003 from $2,415,000 for the three months ended June 30, 2002. This $505,000 decrease is attributable to a corresponding decrease in the Company’s revenue and an increase in gross margin percentage for the June 30, 2003 quarter to approximately 28% compared to approximately 18% in the June 30, 2002 quarter. The increase in gross margin percentage is primarily attributable to an increase in our telephony gross margin and to the growth in higher margin financial services revenue. The increase in gross margin percentage of our telephony revenue is primarily attributable to increased utilization of our proprietary networks as opposed to using leased lines and to favorable rate improvements in our lease agreements with carriers to terminate calls.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 13% to $1,468,000 for the three months ended June 30, 2003 from $1,299,000 for the three months ended June 30, 2002. This $169,000 increase is due primarily to higher personnel costs and other selling, general and administrative expenses incurred with the development of the Company’s financial services products. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts and incur additional costs related to the growth of our business.

Depreciation and Amortization

     Depreciation and amortization increased to $267,000 for the three months ended June 30, 2003 from $266,000 for the three months ended June 30, 2002. The increase in depreciation and amortization is primarily attributable to a higher depreciable base in property and equipment in the 2003 quarter due to capital expenditures since the 2002-quarter.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $54,000 for the three months ended June 30, 2003 from $111,000 for the three months ended June 30, 2002. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003 quarter totaled approximately $1,000 compared to $21,000 in the comparable 2002 quarter. The decrease in interest expense is attributable to the repayment of the term loan from Eagle Venture Capital in July 2002.

Net Loss

     We incurred a net loss of $956,000 for the three months ended June 30, 2003 compared to a net loss of $949,000 for the three months ended June 30, 2002. Our net loss for the 2003 quarter was substantially the same compared to the 2002 quarter as the $201,000 improvement in gross profit was offset by the $169,000 increase in selling, general and administrative expenses and lower interest income of $37,000.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue

     Revenue decreased approximately 13% to $5,058,000 for the six months ended June 30, 2003 from $5,815,000 for the six months ended June 30, 2002. This $757,000 decrease is a result of an $882,000 decrease in telephony revenues offset by a $125,000 increase in financial services and other revenues. The decrease in telephony revenue is primarily attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United

States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 24.8 million minutes for the six months ended June 30, 2003, up 44% from 17.2 million minutes for the six months ended June 30, 2002. It is unlikely that the trend of decreasing rates will reverse in the near future.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base. During the three months ended June 30, 2003 we processed 13,715 transactions and remitted $7,757,000 compared to 7,300 transactions and remittances of $3,483,000 for the three months ended June 30, 2003.

Cost of Revenue

     Cost of revenue decreased approximately 24% to $3,703,000 for the six months ended June 30, 2003 from $4,849,000 for the six months ended June 30, 2002. This $1,146,000 decrease is attributable to a corresponding decrease in the Company’s revenues and an increase in gross margin percentage for the six months ended June 30, 2003 to approximately 27% compared to approximately 17% in the comparable 2002 period. The increase in gross margin percentage is primarily attributable to an increase in our telephony gross margin and the growth in higher margin, financial services revenue. The increase in our telephony gross margin is primarily attributable to increased utilization of our proprietary networks as opposed to using leased lines and to favorable rate improvements in our lease agreements with carriers to terminate calls.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 6% to $2,812,000 for the six months ended June 30, 2003 from $2,661,000 for the six months ended June 30, 2002. This $151,000 increase is due primarily to higher personnel costs and other selling, general and administrative expenses incurred with the development of the Company’s financial services products. Selling, general and administrative expenses for the 2003-period include a benefit of $125,000 in connection with the Company’s Qwest settlement (see Item 1-Legal Proceedings in Part II of this Report). Selling, general and administrative expenses for the 2002 period include a benefit of $100,000 from a cash payment collected on a receivable from a wholesale customer, which had been fully reserved. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts and incur additional costs related to the growth of our business.

Depreciation and Amortization

     Depreciation and amortization increased approximately 9% to $569,000 for the six months ended June 30, 2003 from $524,000 for the six months ended June 30, 2002. The increase in depreciation and amortization is primarily attributable to a higher depreciable base in property and equipment and other assets in the 2003 period commensurate with the capitalization of web site development costs and other capital costs since June 30, 2002.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $117,000 for the six months ended June 30, 2003 from $222,000 for the six months ended June 30, 2002. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003 period totaled $2,000 compared to $42,000 in the comparable 2002 period. The decrease in interest expense is attributable to the repayment of the term loan from Eagle Venture Capital in July 2002.

Net Loss

     We incurred a net loss of $1,910,000 for the six months ended June 30, 2003 compared to a net loss of $2,041,000 for the six months ended June 30, 2002. The decrease of $131,000 in net loss in the 2003 period is primarily attributable to gross profit improvements of $390,000, offset by higher selling, general and administrative expenses of $151,000, higher depreciation and amortization of $45,000 and lower interest income of $65,000.

Liquidity and Capital Resources

     As of June 30, 2003, we had approximately $19,003,000 of cash and cash equivalents and working capital of approximately $18,068,000. We generated negative cash flow from operating activities of approximately $1,562,000 during the six months ended June 30, 2003, compared with negative cash flow from operating activities of approximately $1,489,000 during the six months ended June 30, 2002. Net cash used in operating activities for the 2003 and 2002 periods primarily consisted of net operating losses as well as changes in working capital.

     Cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission and capitalized web site development costs. Cash used in investing activities was $156,000 for the six months ended June 30, 2003 and $671,000 for the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2003 includes $79,000 of capitalized web site development costs compared to $112,000 in the comparable 2002 period. Cash used in investing activities for the six months ended June 30, 2002 includes $263,000 paid for the fair value of assets acquired in connection with the Cash2India acquisition.

     In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.00% at June 30, 2003) less 2.25% per annum and is due in October of 2003. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.14% per annum. During the quarter ended September 30, 2002 we repaid our $925,000 term loan from Eagle Venture Capital, a significant stockholder of the Company that is controlled by the Company’s founder and Chairman of the Board. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding, and which expired on May 5, 2002.

     In November 2002, we adopted a discretionary stock repurchase program. The program will expire in November 2003 and we can use up to $1,000,000 to repurchase our common stock. As of June 30, 2003, no repurchases had been made.

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

Income Taxes

     As of June 30, 2003, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next 12 months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through June 30, 2003, the net proceeds were applied toward:

•	Repayment of indebtedness, $4,498,000;

•	Equipment purchases including additional back-up systems, $4,444,000;

•	Software development, $637,000; and

•	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $7,721,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed as a part of this Report on Form 10-QSB pursuant to Item 601 of regulation S-B:

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.5 to the Second Registration Statement, and incorporated herein by this reference.

4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

10.1	Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.

10.2	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.4	Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.

10.5	Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.

10.6	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.7	Purchase Agreement dated April 17, 2000 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.

10.8	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.9	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference.

*10.10	Employment agreement by and between WorldQuest Networks, Inc. and B. Michael Adler effective as of April 14, 2003.

*10.11	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2003.

*10.12	Employment agreement by and between WorldQuest Networks, Inc. and Victor E. Grijalva effective as of April 14, 2003.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b)	Reports on Forms 8-K
The Company filed a Current report on Form 8-K dated May 9, 2003 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under Item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WORLDQUEST NETWORKS, INC

August 8, 2003	By:	/s/ Victor E. Grijalva

Victor E. Grijalva
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)