Form 10QSB
period 2003-09-30
WORLDQUEST NETWORKS INC
filed 2003-11-12
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO   ☐

At October 31, 2003, the registrant had outstanding 6,386,199 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No☒

WORLDQUEST NETWORKS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$18,607,820	$20,721,207
Accounts receivable, net	662,197	355,111
Note receivable	—	202,383
Prepaid expenses and other current assets	475,927	370,325

Total current assets	19,745,944	21,649,026
Property and equipment, net	1,151,386	1,627,507
Other assets, net	126,489	—

Total assets	$21,023,819	$23,276,533

Current liabilities:
Accounts payable	$1,216,281	$1,195,738
Accrued expenses	500,139	146,863
Deferred revenue	264,269	238,936
Promissory note	300,000	300,000

Total current liabilities	2,280,689	1,881,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized shares–10,000,000; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share;
Authorized shares–50,000,000; issued and outstanding shares– 6,386,199 at September 30, 2003 and at December 31, 2002	63,862	63,862
Additional capital	41,994,594	41,994,594
Accumulated deficit	(23,315,326)	(20,663,460)

Total stockholders’ equity	18,743,130	21,394,996

Total liabilities and stockholders’ equity	$21,023,819	$23,276,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Telephony revenue	$2,411,204	$2,891,557	$7,174,434	$8,536,521
Financial services and other	140,754	130,715	435,920	300,337

Total revenue	2,551,958	3,022,272	7,610,354	8,836,858
Cost of revenue	1,817,698	2,141,026	5,520,562	6,990,482

Gross profit	734,260	881,246	2,089,792	1,846,376
Operating expenses:
Selling, general and administrative	1,292,434	1,209,115	4,104,144	3,870,415
Depreciation and amortization	229,769	273,076	798,840	797,488

Total operating expenses	1,522,203	1,482,191	4,902,984	4,667,903

Operating loss	(787,943)	(600,945)	(2,813,192)	(2,821,527)
Interest income, net	45,854	80,160	161,326	260,212

Net loss	$(742,089)	$(520,785)	$(2,651,866)	$(2,561,315)

Net loss per share - basic and diluted	$(0.12)	$(0.08)	$(0.42)	$(0.40)

Weighted average common shares outstanding - basic and diluted	6,386,199	6,386,199	6,386,199	6,386,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(2,651,866)	(2,651,866)

Balance at September 30, 2003	6,386,199	$63,862	$41,994,594	$(23,315,326)	$18,743,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2003	2002

Operating Activities
Net loss	$(2,651,866)	$(2,561,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798,840	797,488
Changes in operating assets and liabilities:
Accounts receivable	(307,086)	(135,900)
Accounts payable and accrued expenses	373,819	(287,907)
Deferred revenue	25,333	(36,007)
Other assets	(105,602)	(147,620)

Net cash used in operating activities	(1,866,562)	(2,371,261)
Investing Activities
Additions to property and equipment	(246,825)	(821,124)
Financing Activities
Payment on term loan	—	(925,000)
Proceeds from exercise of stock options	—	5,000

Net cash used in financing activities	—	(920,000)
Decrease in cash and cash equivalents	(2,113,387)	(4,112,386)
Cash and cash equivalents at beginning of period	20,721,207	25,039,398

Cash and cash equivalents at end of period	$18,607,820	$20,927,012

Supplemental Disclosure of Cash Flow Information
Interest paid	$913	$47,368

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

2. Net Loss Per Share

     Stock options and warrants convertible into 1,775,947 and 1,787,667 shares of the Company’s common stock at September 30, 2003 and 2002, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3. Related Party Transactions

     For the nine month period ended September 30, 2002, the Company paid outstanding interest of approximately $47,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company that is controlled by the Company’s founder and Chairman of the Board. The principal balance of $925,000 on the term loan from Eagle Venture Capital was paid in July 2002, thereby satisfying in full the Company’s obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired in May 2002.

4. Note Receivable

     In the quarter ended March 31, 2002, the Company received a cash payment of $100,000 and a note receivable of $200,000 in satisfaction for a receivable outstanding from a wholesale customer. The note receivable was fully reserved. In January 2003, the Company received certain assets from the wholesale customer’s prepaid telecom business including customer lists, patents, trademarks and other assets in satisfaction of the note receivable. The Company believes the value of the assets received approximates the value of the balance due on the note receivable and in December 2002 released the reserve of approximately $202,000 on the note receivable and related accrued interest. The value of the assets received, which primarily consist of customer lists, are included in other assets and are being amortized over two years. Amortization expense for the nine-month period ended September 30, 2003 was $76,000.

5. Promissory Note

     In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (3.75% at September 30, 2003) less 2.25% per annum. The Note, originally due in October 2003 was extended and is now due in October 2004. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.14% per annum.

6. Legal Matters

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next six months.

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

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net loss as reported	$(742,089)	$(520,785)	$(2,651,866)	$(2,561,315)
Less stock-based employee compensation expense	(27,291)	(71,885)	(124,606)	(241,264)

Pro forma net loss	$(769,380)	$(592,670)	$(2,776,472)	$(2,802,579)

Earnings per share:
As reported – basic and diluted	$(0.12)	$(0.08)	$(0.42)	$(0.40)

Pro forma – basic and diluted	$(0.12)	$(0.09)	$(0.43)	$(0.44)

8. Segment Reporting

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

     Summary information by segment for the three and nine months ended September 30, 2003 are as follows:

	Internet	Financial
	Telephony	Services	Corporate	Total

Three months ended September 30, 2003:
Revenue	$2,411,204	$140,754	$—	$2,551,958
Depreciation and amortization	$156,180	$56,138	$17,451	$229,769
Operating income / (loss)	$114,906	$(311,616)	$(591,233)	$(787,943)
Identifiable assets	$1,223,356	$1,485,210	$18,315,253	$21,023,819
Nine months ended September 30, 2003:
Revenue	$7,174,434	$435,920	$—	$7,610,354
Depreciation and amortization	$582,948	$149,339	$66,553	$798,840
Operating income / (loss)	$69,980	$(851,219)	$(2,031,953)	$(2,813,192)

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

Overview

     We are an international Internet telephony and financial services company. Our Internet telephony services segment primarily consists of the sale of virtual calling cards which allow customers to utilize our networks of Internet gateways, and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms and from time to time we sell our excess capacity to other long distance carriers. Our financial services segment includes a web service that enables customers to send money and a personalized message from the Unites States, Canada and the United Kingdom to friends, family, or others in India, Sri Lanka, Russia and the Philippines. In addition, financial services include the sale of the WorldQuest cash card that can be used to withdraw money, check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® networks. Our cash card also serves as a prepaid long-distance calling card and customers can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards or electronic checks.

     As of September 30, 2003, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chairman of the Board.

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

Income Taxes

     As of September 30, 2003, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses, as we have provided a full valuation allowance on our deferred tax assets, which consist primarily of net operating loss carry forwards, because of uncertainty regarding future realizability.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

     Revenue decreased approximately 16% to $2,552,000 for the three months ended September 30, 2003 from $3,022,000 for the three months ended September 30, 2002. This $470,000 decrease is due to a $480,000 decrease in telephony revenues offset by a $10,000 increase in financial services and other revenue. The decrease in telephony revenue is primarily attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 13.3 million minutes for the three months ended September 30, 2003, up 45% from 9.2 million minutes for the three months ended September 30, 2002. It is unlikely that the trend of decreasing rates will reverse in the near future.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base. During the three months ended September 30, 2003 we processed over 7,700 transactions and remitted $4,366,000 compared to over 5,600 transactions and remittances of $3,104,000 for the three months ended September 30, 2002.

Cost of Revenue

     Cost of revenue decreased approximately 15% to $1,818,000 for the three months ended September 30, 2003 from $2,141,000 for the three months ended September 30, 2002. This $323,000 decrease is attributable to a corresponding 16% decrease in the price per minute to terminate long distance traffic which corresponds with the decrease in the revenue price per minute, partially offset by the increase in the minutes of use.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 7% to $1,292,000 for the three months ended September 30, 2003 from $1,209,000 for the three months ended September 30, 2002. This $83,000 increase is due primarily to higher personnel costs and other selling, general and administrative expenses incurred with the development of the Company’s financial services products including the Company’s stored value cash card. Selling, general and administrative expenses for the 2003 quarter include a benefit of $75,000 in connection with the Company’s Qwest settlement (see Item 1 – Legal Proceedings in Part II of this Report).

Depreciation and Amortization

     Depreciation and amortization decreased approximately 16% to $230,000 for the three months ended September 30, 2003 from $273,000 for the three months ended September 30, 2002. The decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in the third quarter of 2003.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $47,000 for the three months ended September 30, 2003 from $86,000 for the three months ended September 30, 2002. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003 quarter totaled approximately $1,000 compared to $6,000 in the comparable 2002 quarter. The decrease in interest expense is attributable to the repayment of the term loan from Eagle Venture Capital in July 2002.

Net Loss

     We incurred a net loss of $742,000 for the three months ended September 30, 2003 compared to a net loss of $521,000 for the three months ended September 30, 2002. The increase in net loss for the 2003 quarter is primarily attributable to a decrease in gross profits of $147,000, an increase in selling, general and administrative expenses of $83,000 and a decrease in net interest income of $34,000 offset by a decrease in depreciation and amortization of $43,000.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

     Revenue decreased approximately 14% to $7,610,000 for the nine months ended September 30, 2003 from $8,837,000 for the nine months ended September 30, 2002. This $1,227,000 decrease is a result of an $1,362,000 decrease in telephony revenues offset by a $135,000 increase in financial services and other revenues. The decrease in telephony revenue is primarily attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 38.1 million minutes for the nine months ended September 30, 2003, up 44% from 26.4 million minutes for the nine months ended September 30, 2002. It is unlikely that the trend of decreasing rates will reverse in the near future.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base. During the nine months ended September 30, 2003 we processed over 21,400 transactions and remitted $12,116,000 compared to 13,000 transactions and remittances of $6,587,000 for the nine months ended September 30, 2003.

Cost of Revenue

     Cost of revenue decreased approximately 21% to $5,521,000 for the nine months ended September 30, 2003 from $6,990,000 for the nine months ended September 30, 2002. This $1,469,000 decrease is attributable to a decrease in the price per minute to terminate long distance traffic which corresponds with the decrease in the revenue price per minute, partially offset by the increase in the minutes of use and an increase in gross margin percentage for the nine months ended September 30, 2003 to approximately 27% compared to approximately 21% in the comparable 2002 period. The increase in gross margin percentage is primarily attributable to an increase in our telephony gross margin and the growth in higher margin, financial services revenue. The increase in our telephony gross margin is primarily attributable to increased utilization of our proprietary networks as opposed to using leased lines and to rate improvements in our lease agreements with carriers to terminate calls.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 6% to $4,104,000 for the nine months ended September 30, 2003 from $3,870,000 for the nine months ended September 30, 2002. This $234,000 increase is due primarily to higher personnel costs and other selling, general and administrative expenses incurred with the development of the Company’s financial services products including the Company’s stored value cash card. Selling, general and administrative expenses for the 2003-period include a benefit of $209,000 in connection with the Company’s Qwest settlement (see Item 1-Legal Proceedings in Part II of this Report). Selling, general and administrative expenses for the 2002 period include a benefit of $121,000 from a cash payment collected on a receivable from a wholesale customer, which had been fully reserved.

Depreciation and Amortization

     Depreciation and amortization was $799,000 for the nine months ended September 30, 2003, which is substantially the same as $797,000 for the nine months ended September 30, 2002.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $164,000 for the nine months ended September 30, 2003 from $307,000 for the nine months ended September 30, 2002. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003 period totaled $3,000 compared to $47,000 in the comparable 2002 period. The decrease in interest expense is attributable to the repayment of the term loan from Eagle Venture Capital in July 2002.

Net Loss

     We incurred a net loss of $2,652,000 for the nine months ended September 30, 2003 compared to a net loss of $2,561,000 for the nine months ended September 30, 2002. The increase of $91,000 in net loss in the 2003 period is primarily attributable to higher selling, general and administrative expenses of $234,000 and lower net interest income of $99,000, offset by gross profit improvement of $243,000.

Liquidity and Capital Resources

     As of September 30, 2003, we had approximately $18,608,000 of cash and cash equivalents and working capital of approximately $17,465,000. We generated negative cash flow from operating activities of approximately $1,867,000 during the nine months ended September 30, 2003, compared with negative cash flow from operating activities of approximately $2,371,000 during the nine months ended September 30, 2002. Net cash used in operating activities for the 2003 and 2002 periods primarily consisted of net operating losses as well as changes in working capital. The $504,000 improvement in cash flow from operating activities in the 2003 period from the 2002 period is due primarily to an increase in accounts payable and accrued expenses.

     Cash used in investing activities consists of additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission and capitalized web site development costs. Cash used in investing activities was $247,000 for the nine months ended September 30, 2003 and $821,000 for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 includes $153,000 of capitalized web site development costs compared to $236,000 in the comparable 2002 period. Cash used in investing activities for the nine months ended September 30, 2002 includes $263,000 paid for the fair value of assets acquired in connection with the Cash2India acquisition.

     In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (3.75% at September 30, 2003) less 2.25% per annum. The Note, originally due in October 2003 was extended in October 2003 and is now due in October 2004. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.14% per annum. During the quarter ended September 30, 2002 we repaid our $925,000 term loan from Eagle Venture Capital, a significant stockholder of the Company that is controlled by the Company’s founder and Chairman of the Board. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was outstanding, and which expired on May 5, 2002.

     In November 2002, we adopted a discretionary stock repurchase program. The program will expire in November 2003 and we can use up to $1,000,000 to repurchase our common stock. As of September 30, 2003, no repurchases had been made.

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

Income Taxes

     As of September 30, 2003, we had approximately $21,857,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998, which is currently pending before the Patent and Trademark Office. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made in the next six months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through September 30, 2003, the net proceeds were applied toward:

-	Repayment of indebtedness, $4,498,000;

-	Equipment purchases including additional back-up systems, $4,461,000;

-	Software development, $711,000; and

-	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $8,022,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as a part of this Report on Form 10-QSB pursuant to Item 601 of regulation S-B:

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger with buyindiaonline.com, Inc., filed as Exhibit 2.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and incorporated herein by reference.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.5 to the Second Registration Statement, and incorporated herein by this reference.

4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

10.1	Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.

10.2	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.4	Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.

10.5	Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.

10.6	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.7	Purchase Agreement dated April 17, 2000 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.

10.8	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.9	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30,

Exhibit
Number	Description of Exhibits

2001, and incorporated herein by reference.

10.10	Employment agreement by and between WorldQuest Networks, Inc. and B. Michael Adler effective as of April 14, 2003.

10.11	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2003.

10.12	Employment agreement by and between WorldQuest Networks, Inc. and Victor E. Grijalva effective as of April 14, 2003.

10.13	2002 Stock Option Plan, filed as Exhibit 10.13 to WorldQuest’s Form S-8 Registration Statement, File No. 333-107847, and incorporated herein by this reference.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Forms 8-K

The Company filed a Current report on Form 8-K dated August 9, 2003 to furnish in accordance with Securities Exchange Commission Release No. 333-82721 under Item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WORLDQUEST NETWORKS, INC.

November 11, 2003	By:	/s/ Victor E. Grijalva

Victor E. Grijalva Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)