Form 10KSB
period 2003-12-31
WORLDQUEST NETWORKS INC
filed 2004-03-30
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Issuer’s telephone number, including area code: (972) 361-1980

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year were: $9,915,354.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $3.20 per share, was $9,818,070 as of December 31, 2003.

At January 31, 2004, the registrant had outstanding 6,420,599 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

Yes [  ]      No      [X]

WORLDQUEST NETWORKS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. See Item 6 — “Management’s Discussion and Analysis of Financial Condition or Plan of Operation — Forward Looking Statements” for a further discussion of these “forward looking statements.”

General

     We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms and from time to time we sell our excess capacity to other long distance carriers. Through our wholly-owned subsidiary, buyindiaonline.com, Inc. (known as Cash2India), we also provide a web service that enables customers to send money and a personalized message from the United States to friends, family, or others in India, Sri Lanka, Russia and The Philippines over our Web and telephony network.

     All of our calls are made from phone-to-phone over our networks. The voice quality of our Internet carried calls is virtually the same as an international telephone call carried over a traditional telephone line. We focus on the international long distance market, with particular emphasis on the calling patterns between the United States and various countries. Our virtual calling cards may be used to call from the United States to other countries, to call from other countries to the United States, or to call between countries outside the United States. A substantial portion of our revenues is derived from the sale of virtual prepaid phone service to customers calling from the United States to India.

     In 2002, we began selling the WorldQuest CashCard, a multi-purpose stored-value card, and in 2003 we added the ability for customers to upgrade their WorldQuest CashCard to a WorldQuest prepaid VISA®. The WorldQuest CashCard and VISA® CashCard, can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® Networks. The WorldQuest VISA® CashCard can be used anywhere VISA® is accepted. Card holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks. In addition, the CashCards also serve as a prepaid long-distance calling card, which operates using our telecom infrastructure. As of December 31, 2003, we have issued over 2,500 stored value cards.

     As of December 31, 2003, Eagle Venture Capital, LLC owned approximately 2.6 million, 41%, of our outstanding shares of common stock. Eagle Venture Capital, LLC is primarily owned by our founder and Chairman of the Board.

Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for transactions that, once completed, will result in a change of control of WorldQuest. Under the terms of the Merger Agreement, Ntera will be merged with and into WorldQuest, with WorldQuest as the surviving company (the “Merger”). Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the combined company, with existing WorldQuest stockholders owning the remaining 20%. The Merger has been unanimously approved by the Boards of Directors of both WorldQuest and Ntera, and is subject to various conditions to closing, including approval by the holders of not less than a majority of WorldQuest’s outstanding common stock, approval of continued listing of WorldQuest’s common stock on the Nasdaq Stock Market, completion of audited financial statements for Ntera’s fiscal year ended December 31, 2003, receipt of a “bring-down” of the fairness opinion rendered to the Board of Directors of

WorldQuest, WorldQuest’s approval of Ntera’s financial performance and certain other conditions. (See ITEM 6. Management’s Discussion and Analysis or Plan of Operations).

     In connection with the merger agreement, WorldQuest has also extended to Ntera a bridge loan in the principal amount of $2 million. If the merger agreement is terminated for any reason, the full amount of the loan will become due and payable within six months of such termination. Ntera and certain of its subsidiaries have granted WorldQuest a security interest in their assets to secure repayment of the loan.

     The details of the transaction are discussed in WorldQuest’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2004, as amended by the Form 8-K/A file with the SEC on March 19, 2004. WorldQuest expects to file with the SEC a preliminary proxy statement on Schedule 14A with the respect to the transactions as soon as practicable upon completion of the audit of Ntera’s 2003 financial statements.

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

     Our system functions as follows: A potential customer accesses our Web site, follows the prompts to enter their credit card information to purchase the virtual calling card, we verify the credit card within seconds, and we electronically issue a personal identification number, or PIN, and a toll free number to the customer when the electronic purchase transaction is completed. Once sold, the virtual calling card can be used immediately to make international and domestic long distance calls. The customer uses a touch-tone telephone to dial the toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines whether the virtual calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform completes the call and reduces the available credit balance on the virtual calling card at the conclusion of the call. Historically, substantially all of the minutes purchased on our virtual calling cards have been used within 45 days of purchase. As of December 31, 2003 we had approximately 26,000 virtual calling cards in use. We believe this rapid use and the convenience of our Web site and our “buy it now, use it now” capability fosters repeat purchases and repeat customers.

     Our Web sites are accessible 24 hours per day, seven days a week, so we are not constrained by the hours a retail store would be open for business. Our Web sites may also be reached from the customer’s home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores. Our Web sites include the following:

Web Site Address	Web Site Description
www.wqn.com	Corporate Web site; focused on India, Sri Lanka and Pakistan markets

www.supertel.com	Focused on Iranian market

www.metrotelcom.net	Focused on Iranian market

www.rocketmobile.net	International calling for cell phone users

www.wqn.com/connectdirect	Provides personal 1-800 services

www.wqnconnect.com	Prepaid Internet services

www.wqnroadside.com	Prepaid roadside assistance

www.wqnwirless.com	Prepaid wireless plans

     In 2002, we added our Automatic Number Identification (ANI) and recharge feature to our virtual calling cards and plans. After the product is initially purchased from our Web site, the customer dials our toll-free number and enters the telephone number they seek to reach; they do not have to enter a PIN. Our system reads the incoming telephone number, looks up a database of numbers, searches and retrieves a customer’s database file, authorizes the customer to use our network and delivers the call. This feature eliminates the exchange and entering of the PIN thereby saving 20 to 30 seconds per call. Customers can also “recharge” their prepaid balance without having to return to our Web site. When their balance runs low, our Interactive Voice Response (IVR) system prompts the customer to add more calling time which is then processed from the customer’s credit card on record. The customer can also “recharge” prior to the IVR prompt at anytime. We estimate that as of December 31, 2003, 65% of our total virtual calling card and plan sales are recharge customers.

     By continuing to add functionality and quality to our service, such as ANI recognition and recharge, we believe our customers will be willing to pay a reasonable premium because our services are more reliable, easier to use and more feature rich than competitive services. In 2003, we introduced the ability for customers to see their call detail records and account history on-line and we added direct mobile access to our network for our cell phone users which lowers the cost per minute they pay to call foreign destinations.

     Access. Customers can access our network from the United States and Canada to call more than 241 countries and territories. When using the a virtual calling card or plan for a call from the United States or Canada to another country, the customer uses a touch tone telephone to dial a toll free number and enters the PIN and the telephone number the customer seeks to reach. When calling from outside the United States or Canada, the customer initiates the call through the Internet by accessing our Web site and going to the world access page on their WebOrganizer. On the world access page, a virtual card is displayed and the customer enters the telephone number where he or she is, the telephone number he or she wants to call and his or her PIN and then “clicks” on the call button. This information is transmitted over the Internet to our platform. The platform determines the virtual calling card is valid and has a sufficient balance and then routes a call to the customer at the number where he or she is. When the customer answers, the platform completes the call by connecting to the number the customer wanted to call. From their WebOrganizer, these features allow customers to make calls from anywhere in the world at our international United States long distance rates using the virtual calling card and Internet access to our Web site and platform.

     Resale of Virtual Calling Cards. We also buy virtual calling cards processed through other companies’ platforms including prepaid Internet, wireless and roadside assistance. We buy them at a discount and sell them to our customers on our Web site as our virtual cards. We sell these virtual cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable and to offer other telecom products and services not available on our platform, such as prepaid Internet and roadside assistance. We estimate that less than 1% and 34%, respectively, of our revenues for the fiscal years ended December 31, 2003 and 2002 were generated from these virtual calling cards processed through other companies’ platforms.

     Resale of Network Capacity. From time to time we sell our excess network capacity to other long distance carriers. For the years ended December 31, 2003 and 2002, approximately 2% and 0%, respectively, of our total revenues were generated from selling our excess network capacity.

Our International Telephony Networks

     Our Enhanced Services Platform. Our enhanced services platform is a specialized telephone switch and software. It is connected to our Web sites and databases and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account and PIN information when a virtual calling card is purchased and immediately activates the virtual calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from virtual calling card holders over the toll free number and over the Internet and confirms the validity of the virtual calling card and remaining balance. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate or the Internet if we have a gateway in the call destination country. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones.

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

     Our Internet Gateway Network. As of December 31, 2003, we had international gateways operational in India, Sri Lanka, Canada and a domestic gateway operational in Dallas, Texas. Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. The cost is not based on international or local long distance rates. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway.

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

     Our engineering staff consists of software development engineers and consultants. We historically have developed and expect to continue to develop proprietary software internally. Our engineering strategy focuses on the development of our Web sites, which includes the enhancement of features and functionality of our existing software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

     Commercially Available Licensed Technology. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

–	High speed links to the Internet through Tier 1 carrier backbones;

–	Dell clustered Servers for Web and data base applications running Windows NT, Windows 2000 and Microsoft SQL Server 7.0;

–	Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

–	Microsoft SQL Server 7.0 is a relational database within which all customer names and addresses, PINs, number of purchases and call records are stored.

     We depend on Internet service providers to provide Internet access to us and our customers. As of December 31, 2003, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our virtual calling cards through our Web sites, and Web initiated calls could not be made by our customers, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was re-established. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

Our Cash2India Services

     Cash2India is a web-based company that enables consumers to send money and a personalized message from the United States to friends, family or others in India, Sri Lanka, Russia and The Philippines. Cash2India has a strategic relationship with The Punjab National Bank, the second largest bank in India with more than 2,000 branches, approval from the Reserve Bank of India, a sophisticated on-line customer sales process, and a streamlined, efficient local delivery system that allows delivery of funds from the United States to someone in India, Sri Lanka, Russia, and The Philippines within 48 hours.

     To transfer funds, customer accesses Cash2India’s Web site, enters the recipient’s name and a personalized message along with a designated major credit card or electronic check for payment of funds. Upon credit card and electronic check authorization, funds are wired to India and delivered by local courier to the designated recipient using the Indian bank’s network. With every transfer, customers also receive a free 10-minute calling card which works on our telecom network. Customers can transfer up to $2,500 per transaction and are allowed twelve transactions per year to India to the same recipient and unlimited elsewhere. Cash2India receives revenue as a percentage of the funds transferred. Cash2India has approximately 15,000 customers and approximately $1.5 million was transferred in December 2003 using the Cash2India service.

     Cash2India’s services are aimed primarily at over 2 million people of Indian origin who live or work in the United States but maintain strong cultural and financial relationships with friends and families in India. According to the Reserve Bank of India, more than 40% of the $12 billion remitted to India during the year 2000 came from North America.

Our WorldQuest CashCard Product

     In 2002, we began selling the WorldQuest CashCard, a multi-purpose stored-value card, and in 2003 we added the ability for customers to upgrade their WorldQuest CashCard to a WorldQuest prepaid VISA®. The WorldQuest CashCard and VISA® CashCard, can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® Networks. The WorldQuest VISA® CashCard can be used anywhere VISA® is accepted. Card holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks. CashCard holders can also check their balances and transfer money from one CashCard to another through our automated voice response unit, the secure CashCard Web site, or by calling customer service. The CashCards also serve as a prepaid long-distance calling card, which operates using our telecom network and infrastructure. As of December 31, 2003, we have issued over 2,500 stored value cards.

     Target customers include “unbanked” consumers, money transfer consumers who want a less expensive way to send money, travelers who want to avoid carrying cash but still have access to their funds and parents who want to give their children access to a pre-set amount of money without having their children carry cash or credit cards. The card compliments our telecom and money transfer businesses by leveraging the infrastructure and networks of these businesses. By selling the CashCard through traditional brick and mortar locations, we gain access to a retail distribution channel that has the potential to expand our core Internet-based calling card and money transfer business.

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

     Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. All new virtual calling card, money transfer and other purchasers are automatically added to our electronic mailing list. We e-mail messages to our customers on a periodic basis announcing new rates, new countries, new products and new features. Our customer database allows us to introduce new products and services, such as our Cash2India service, to a targeted audience without the significant customer acquisition costs normally associated with introducing new products or services.

     Electronic Mail to Select Mailing Lists. We also deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

     Other Methods. During 2003, we placed advertisements in certain Indian foreign national based periodicals and cable television channels to market our Cash2India service and our telecom products. We will continue to use these methods during 2004, as we deem necessary. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet and other channels. Such methods may include the use of an affiliate program, chat rooms, video e-mail, ethnic movie houses, ethnic cable television and other methods.

Customer Support and Service

     We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our telephony products come with a 100% satisfaction guarantee. If a customer is unhappy with their service, we will refund the remaining balance on their virtual calling card and or plan. Our primary customer support team in Dallas, Texas provides email and telephone customer support. Our Dallas based service personnel are available from 8:00 a.m. to 9:00 p.m. Central time, Monday through Friday, and from 8:00 a.m. to 2:00 p.m. Central time on Saturday and Sunday to provide assistance via email or telephone. Also, our outsourced New Delhi, India customer service team answers emails during the off hours. We estimate we resolve 85% of all email inquiries within 24 hours and that on average, we respond to customer calls within 60 seconds.

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

     On April 10, 1998, the FCC issued a Report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the Report, the FCC indicated that it would examine the question of whether any forms of “phone-to-phone” Internet Protocol telephony are information services, which are unregulated, or telecommunications services, which are fully regulated. The Report noted that the FCC did not have, as of the date of the Report, an adequate record on which to make any definitive pronouncements. The FCC did, however, note that the record before it suggested that some forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet Protocol telecommunications services.

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

     There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its Free World Dialup, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. Vonage has filed a petition for declaratory ruling requesting that the FCC find an

Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage’s broadband Internet telephony service is an information service. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls.

     The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers in the U.S. and may diminish the incentives for companies to continue to develop IP technologies to offer VoIP services. We cannot predict what regulations, if any, the FCC will impose.

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

     Money Transmitter Laws. More than 40 states in the U.S. regulate bill payers, money transmitters, check sellers, issuers of payment instruments or similar non-bank payment businesses, which we refer to collectively as “money services businesses.” The states enacted most of these statutes before the Internet emerged as a commercial forum, and the application of these statutes to online payment service providers has not been interpreted by courts or regulatory authorities. Based on the specific provisions of many of these state statutes, we believe that money services regulations cover our business only in a limited number of states. In other states, we believe the nature of our services or our fee structure exclude us from the statutes’ licensing requirements and money services regulation. Our analysis is subject to uncertainty, however, and we cannot assure you that state regulators and courts will agree with our interpretations. We have contacted regulatory authorities to describe our Cash2India service and have received written interpretation that our Cash2India service, as we described it to them, does not require a license from their state. We have not to date been notified by any state or federal authority that we are not in compliance with money transmitter laws.

     Bank Regulation. Because we are not licensed as a bank, we are not permitted to engage in a banking business. Our Cash2India business does not allow customers to keep funds in our system in order to use our service. Although the definition of a “banking business” varies among state laws, and is not limited to entities that take deposits, we may be deemed to be keeping money on account for customers or otherwise accepting deposits. We believe the nature of our Cash2India service excludes us from the banking business as we do not allow customers to keep money on account with us for future transfers, and all money remitted is transferred directly to the recipient, we cannot loan out these funds or use for any other purposes. If we were found to be subject to and in violation of any banking laws or regulations in any state, we could be subject to liability, which could include fines for non-compliance or forced to cease the Cash2India business.

     International Regulation. We currently have permission from the Reserve Bank of India (the “RBI”) to provide our Cash2India service in India. Under this permission, we are required to provide to the RBI on a monthly basis a list of all recipients and the amount of funds received by the recipients. If we were to lose our permission from the RBI we could be forced to change our business practices or to cease the Cash2India service.

     Under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we may be required to obtain additional information, maintain records and file reports regarding any business we conduct with residents of jurisdictions that are identified by the Secretary of the Treasury as being of primary money laundering concern.

Competition

     With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including IDT Corp., 9278 Communications and ValuCom and with various smaller companies who resell virtual calling cards provided by other carriers through their web sites. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

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

     In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user’s computer to permit voice communications over the Internet. Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Nuera Communications, Clarent Corporation and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

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

     We currently hold various Internet domain names relating to our operations, including “wqn.com,” “supertel.com”, “metrotelcom.net”, “rocketmobile.net”, “wqnroadside.com”, “cash2.com”, and “Cash2India.com.” Governmental agencies and their designees are responsible for regulating the acquisition and maintenance of domain names. The regulation of domain names in the United States and other countries may change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

     In the future, we may license certain of our proprietary rights to third parties. While we will attempt to ensure the quality of the WorldQuest Networks’ brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, and have a material adverse effect on our business, financial condition and operating results. We also rely on certain technologies that we license from third parties. These may include suppliers of key database technology, enhanced services platforms, gateway server platforms, operating systems and specific hardware components for our service.

We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, financial condition and operating results.

Research and Development

     We consider the amounts spent by us for research and development during 2003 and 2002 to be immaterial.

Environmental Matters

     Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

Employees

     As of December 31, 2003, we had 25 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices are located in Dallas, Texas, where we lease approximately 6,200 square feet under a lease at a monthly rental of approximately $9,400 which expires August 31, 2006. We also have a network hub in Dallas, Texas under a co-location arrangement at a monthly rental of approximately $9,800. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cashcard product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and services from Qwest and Qwest shall retain all right to the trademarks in question. WorldQuest has approximately 5 months to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made within the next 5 months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     WorldQuest’s Common Stock trades on the NASDAQ National Market under the symbol “WQNI”. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

	High	Low
Year ended December 31, 2003
First Quarter	$2.40	$1.86
Second Quarter	$2.75	$1.85
Third Quarter	$4.00	$2.16
Fourth Quarter	$3.55	$2.79

     As of February 29, 2004, there were approximately 29 stockholders of record of our Common Stock and approximately 1,900 additional beneficial owners of our Common Stock.

Dividend Policy

     We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Use of Proceeds of Initial Public Offering

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were $36.3 million. From the time of receipt through December 31, 2003 the net proceeds were applied toward:

–	repayment of indebtedness, $4,498,000;

–	equipment purchases including additional back-up systems, $4,390,000;

–	software development, $746,000; and

–	general corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $8,734,000.

     The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

     Of the $4,498,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 41% of our Common Stock and is controlled by B. Michael Adler, our former Chairman of the Board and current Chief Executive Officer and President.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operations of WorldQuest Networks, Inc. should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Forward-Looking Statements

     Certain statements in this report, including statements of WorldQuest’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside WorldQuest’s control. These forward-looking statements include statements of management’s plans and objectives for WorldQuest’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

Overview

     We are an international Internet telephony and money transfer company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms including prepaid wireless and prepaid Internet and from time to time we sell our excess capacity to other long distance carriers. Through our wholly-owned subsidiary, buyindiaonline.com (known as Cash2India), we also provide a web service that enables customers to send money and a personalized message from the United States to friends, family, or others in India, Sri Lanka, Russia and The Philippines over our Web and telephony networks.

     In 2002, we began selling the WorldQuest CashCard, a multi-purpose stored-value card, and in 2003 we added the ability for customers to upgrade their WorldQuest CashCard to a WorldQuest prepaid VISA®. The WorldQuest CashCard and VISA® CashCard, can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® Networks. The WorldQuest VISA® CashCard can be used anywhere VISA® is accepted. Card holders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks. In addition, the CashCards also serve as a prepaid long-distance calling card, which operates using our telecom infrastructure. As of December 31, 2003, we have issued over 2,500 stored value cards.

     As of December 31, 2003, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chief Executive Officer.

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

     Cost of telephony revenue consists primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks, which vary proportionately with the volume of traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls and expenses incurred to connect our customers to our network. Cost of money transfer and cash card revenue consists primarily of processing fees and usage fees we pay for utilizing the Plus®, Pulse® or Star® networks which varies proportionally with the number of transactions processed.

     Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses.

Merger Agreement with Ntera Holdings

     On March 16, 2004 the Company and Ntera Holdings, Inc., a Delaware corporation (“Ntera”), entered into an Agreement and Plan of Merger dated as of that date (the “Merger Agreement”), providing for transactions that, once completed, will result in a change of control of WorldQuest.

     Under the terms of the Merger Agreement, Ntera will be merged with and into WorldQuest, with WorldQuest as the surviving company (the “Merger”). Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the surviving company, with existing WorldQuest stockholders owning the remaining 20% of the common stock of the surviving company. After consummation of the Merger, Mr. Engin Yesil, Ntera’s controlling stockholder, could be deemed to control the surviving company by virtue of his approximately 54% stock ownership therein.

     The Merger has been unanimously approved by the Boards of Directors of both WorldQuest and Ntera, and is subject to various conditions to closing, including approval by the holders of not less than a majority of WorldQuest’s outstanding common stock, approval of continued listing of WorldQuest’s common stock on the Nasdaq Stock Market, completion of audited financial statements for Ntera’s fiscal year ended December 31, 2003, receipt of a “bring-down” of the fairness opinion rendered to the Board of Directors of WorldQuest, WorldQuest’s approval of Ntera’s financial performance and certain other conditions. Michael Adler, who, as sole shareholder of Eagle Venture Capital, LLC, beneficially owns approximately 42% of WorldQuest’s stock, has executed a Voting Agreement and Irrevocable Proxy, dated as of March 16, 2004 (the “Voting Agreement”), whereby he has agreed to vote his shares in favor of the Merger so long as the Merger Agreement has not been terminated. The stockholders of Ntera have already approved the Merger.

     Under the terms of the Merger Agreement, the Board of Directors of the surviving company will consist of WorldQuest’s four current directors (or their successors), and three new directors named by Ntera. In addition, Mr. Yesil has agreed in the Merger Agreement not to exercise his voting rights with respect to any shares of the surviving company to alter the composition of its Board of Directors until the earlier of WorldQuest’s 2005 annual meeting of stockholders or June 30, 2005.

     In connection with the Merger, WorldQuest intends to relocate its executives to Ntera’s headquarters in Miami, Florida. On March 16, 2004, R. Stephen Polley resigned as President, Chief Executive Officer and a director of WorldQuest because of his desire to not relocate to Miami. Gary W. Fiedler also notified WorldQuest of his resignation from his position as a director of WorldQuest, effective as of March 10, 2004. As a result, B. Michael Adler, formerly Chairman of the Board of WorldQuest, was elected President and Chief Executive Officer of WorldQuest, and Robert A. Farmer, an existing member of WorldQuest’s Board, was elected Chairman of the Board of WorldQuest and also chairman of WorldQuest’s Audit Committee. Under the terms of the Merger Agreement, both gentlemen will continue in those roles after completion of the Merger. Also under the terms of the Merger Agreement, Mr. Yesil will serve as President of Business Development of the surviving company but will not serve on its Board of Directors and Victor E. Grijalva, Vice President and Chief Financial Officer of WorldQuest, will continue as Vice President and Chief Financial Officer of the surviving company.

     The transaction, when consummated, will create a company with the quality, scale and technology needed to capitalize on the growing demand for consumer and carrier-grade VoIP solutions. The combined company expects to generate more than $150 million in diversified annual revenues, anchored by a wholesale business that is complemented by a higher-margin retail component.

     Ntera’s VoIP network currently interconnects 100 cities in the United States, 100 cities in Mexico, and 23 Canadian cities along with other major cities around the world through a 300,000-port TDM and 75,000-port VoIP switching platform that is controlled through proprietary soft-switch intelligence with current network capacity in excess of 4 billion minutes a month.

     Targeted benefits of the proposed transaction include:

–	The creation of a publicly traded company with a revenue base expected to be more than $150 million a year, with a diversified revenue stream that includes a higher-margin retail business in addition to a wholesale business presently terminating 2.4 billion minutes a quarter.

–	Higher margins due to Ntera’s proprietary, low-cost telecom network.

–	The opportunity for WorldQuest and Ntera to realize cost-saving synergies through the consolidation of redundant operations and infrastructure.

–	The addition of an attractive technology platform that WorldQuest can leverage to roll out new products and services to fuel future growth.

–	The addition of an attractive technology platform that WorldQuest can leverage to roll out new products and services to fuel future growth.

–	Opportunity to significantly expand exposure of WorldQuest’s VISA® stored-value card to consumers through Ntera’s POS technology and distribution network of more than 5,000 retail outlets.

Critical Accounting Policies

     Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company’s significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

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

Income Taxes

     As of December 31, 2003, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements to report for the years ended December 31, 2003 and 2002.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

     Revenue decreased approximately 14% to $9,915,000 for the year ended December 31, 2003 from $11,470,000 for the year ended December 31, 2002. This $1,555,000 decrease is a result of a $1,693,000 decrease in telephony revenues offset by a $138,000 increase in financial services revenue. The decrease in telephony revenue is primarily attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United States to India. The Indian international telephony market has been deregulated and opened up to the private sector resulting in increased competition with a significant drop in international long distance rates and pricing pressures due to significantly lower rates offered by providers of Internet telephony. The decrease in the price per minute has been partially offset by the increase in the minutes of use, which has increased to 50.6 million minutes for the year ended December 31, 2003, up 43% from 35.4 million minutes for the year ended December 31, 2002. It is unlikely that the trend of decreasing rates will reverse in the near future.

     Although our 2003 telephony revenue decreased approximately 15% from 2002, our 2003 telephony gross profit remained unchanged at approximately $2.4 million. We believe this is attributable to our focus on increasing our minutes of use by capturing and retaining customers who desire a quality, cost effective service, by enhancing and developing features which increase the user friendliness of our service, and by diversifying our revenue base. During 2003, we increased the size of our network to include a point of presence in Canada. This increases the size of our potential customer base as Indian foreign nationals, as well as other foreign nationals, in Canada are able to access our network from Canada to make quality affordable calls to their home countries. During 2003, we began providing services to Iranian foreign nationals in the United States and Canada, which accounted for approximately 10% of our telephony revenues in 2003. In the fourth quarter of 2002, we introduced our ANI recognition and recharge features which let our customers access our network without having to enter a PIN or password and let customers recharge their balances, or add more calling time, without having to go back on-line. In 2003, we introduced the ability for customers to view their call detail records and account balances on-line. We believe our customers are willing to pay a reasonable premium because of the reliability, user friendliness and features of our services.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base. During the year ended December 31, 2003, we processed over 29,000 transactions and remitted $16,871,000 compared to 13,000 transactions and remittances of $10,508,000 for the year ended December 31, 2002.

Cost of Revenue

     Cost of revenue decreased approximately 18% to $7,210,000 for the year ended December 31, 2003 from $8,773,000 for the year ended December 31, 2002. This $1,563,000 decrease is attributable to a decrease in the price per minute to terminate long distance traffic which corresponds with the decrease in the revenue price per minute, partially offset by the increase in the minutes of use and an increase in gross margin percentage for the year ended December 31, 2003 to approximately 27% compared to approximately 24% in the comparable 2002 period. The increase in gross margin percentage is primarily attributable to an increase in our telephony gross margin percentage and the growth in higher margin, financial services revenue. The increase in our telephony gross margin percentage is primarily attributable to the addition of higher margin telephony services, increased utilization of our proprietary networks as opposed to using leased lines and to rate improvements in our lease agreements with carriers to terminate calls.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 7% to $5,179,000 for the year ended December 31, 2003 from $4,836,000 for the year ended December 31, 2002. This $343,000 increase is due primarily to higher personnel costs and other selling, general and administrative expenses incurred with the development of the Company’s financial services products including the Company’s stored value cash card. Selling, general and administrative expenses for the 2003-period include a benefit of $421,000 in connection with the Company’s Qwest (see Item 3-Legal Proceedings in Part I of this Report) and other legal settlements. Selling, general and administrative expenses for the 2002 period include a benefit of $323,000 from a cash payment of $121,000 and the receipt of a note receivable for $202,000 from a wholesale customer in satisfaction of a fully reserved receivable from the same wholesale customer. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, and incur additional costs related to the growth of our business.

Depreciation and Amortization

     Depreciation and amortization was $1,076,000 for the year ended December 31, 2003, which is substantially the same as $1,100,000 for the year ended December 31, 2002.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $209,000 for the year ended December 31, 2003 from $401,000 for the year ended December 31, 2002. This decline is predominantly due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2003-year totaled $5,000 compared to $49,000 in 2002. The decrease in interest expense is primarily due to the repayment of our term loan with Eagle Venture Capital in July 2002.

Net Loss

     We incurred a net loss of $3,345,000 for the year ended December 31, 2003 compared to a net loss of $2,887,000 for the year ended December 31, 2002. The increase of $458,000 in net loss in the 2003 year is primarily attributable to higher selling, general and administrative expenses of $343,000 and lower net interest income of $148,000.

Liquidity and Capital Resources

     As of December 31, 2003, we had approximately $17,932,000 of cash and cash equivalents and working capital of approximately $17,209,000. We generated negative cash flow from operating activities of approximately $2,384,000 for the year ended December 31, 2003, compared with negative cash flow from operating activities of approximately $2,450,000 during the year ended December 31, 2002. Net cash used in operating activities for the 2003 and 2002 periods primarily consisted of net operating losses as well as changes in working capital.

     Net cash used in investing activities consists of capitalized web site development cost and additions to property and equipment, including computer equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $405,000 for the year ended December 31, 2003 and $948,000 for the year ended December 31, 2002. Cash used in investing activities for the year ended December 31, 2003 includes $190,000 of capitalized web site development costs compared to $207,000 in the comparable 2002 period. Cash used in investing activities for 2002 includes $263,000 paid for the fair value of assets acquired in connection with the Cash2India acquisition and approximately $170,000 paid for hardware and software with the commencement of the Company’s financial services.

     Net cash used by financing activities for the year ended December 31, 2002 was $920,000 due primarily to the $925,000 principal payment on our term loan with Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Company’s former Chairman and current Chief Executive Officer and President. For the year ended December 2002, we paid outstanding interest of $47,000 on the term loan from Eagle Venture Capital. The principal balance of $925,000 on the term loan with Eagle Venture Capital was paid in 2002, thereby satisfying in full the Company’s obligation on the term loan. We also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired in May 2002.

     In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.0% at December 31, 2003) less 2.25% per annum. The Note, originally due in October 2003 was extended and is now due in October 2005. The Note is collateralized by a $300,000 certificate of deposit bearing interest of .95 % per annum.

     In connection with the merger agreement the Company executed with Ntera Holdings, Inc., the Company has extended a bridge loan in the principal amount of $2 million to Ntera. If the merger agreement is terminated for any reason, the full amount of the loan will become due and payable within six months of that termination. The Company may elect, in its sole discretion, to receive services valued at Ntera’s best wholesale prices in whole or in part as repayment for the loan. Ntera and certain of its subsidiaries have granted the Company a security interest in their assets to secure repayment of the loan.

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

Income Taxes

     As of December 31, 2003, we had approximately $25,134,000 of net operating loss carry-forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future profitability; therefore, at December 31, 2003, we have provided a full valuation allowance on our deferred tax assets of approximately $9,482,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN 46 will not have a material impact on our consolidated financial statements.

Risk Factors That May Effect Results of Operations and Financial Condition

     You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to us or those we currently deem immaterial may also impair our business, financial condition and operating results.

     Our business and stock price may be adversely affected if the merger with Ntera is not completed.

     On March 16, 2004, we entered into an agreement with Ntera Holdings, Inc., pursuant to which Ntera will be merged with and into WorldQuest, with WorldQuest surviving. Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the surviving company, with existing WorldQuest stockholders owning the remaining 20% of the common stock of the surviving company. The merger is subject to various conditions to closing, including approval by the holders of not less than a majority of WorldQuest’s outstanding common stock, approval of continued listing of WorldQuest’s common stock on the Nasdaq Stock

Market, completion of audited financial statements for Ntera’s fiscal year ended December 31, 2003, receipt of a “bring-down” of the fairness opinion rendered to the Board of Directors of WorldQuest, WorldQuest’s approval of Ntera’s financial performance and certain other conditions. If the transaction is not completed, we could be subject to a number of risks that may adversely affect our business and stock price. First, we would not realize the strategic benefits or the enhanced financial and competitive position we expect to realize from being part of a combined company with Ntera. In addition, the diversion of our management’s attention from the day to day business and the disruption to our employees and our relationships with customers as a result of efforts and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs. Also, under certain circumstances we could be required to pay divine a termination fee equal to $500,000 and up to $300,000 of its transaction related expenses, as well as our own transaction expenses. If Ntera terminates the merger agreement because we have breached a covenant or agreement or representation or warranty, we would be required to pay up to $300,000 of Ntera’s transaction related expenses. If our board of directors withdraws its recommendation of the merger or takes certain actions with respect to another acquisition proposal, we would be required to pay a termination fee equal to $500,000.

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

     Since inception, we have incurred operating losses, and as of December 31, 2003, we had an accumulated deficit of $24,009,000. We incurred net losses of $3,345,000 and $2,887,000 for the years ended December 31, 2003 and 2002, respectively.

     Our revenues may not grow or even continue at their current level. We will need to increase our revenues significantly to become profitable, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may incur additional costs and expenses in 2004 related to:

–	marketing and advertising related to traffic generation and brand development;

–	purchases of equipment for our operations and network infrastructure;

–	the continued development of our Web site transaction processing and network infrastructure;

–	development and improvement of additional products and services;

–	the hiring of additional personnel; and

–	evaluating and completing potential acquisitions of other companies.

     Our financial results could suffer if we are unable to maintain or grow sales levels of virtual prepaid phone cards to customers calling from the United States to India.

     We depend on the sale of virtual prepaid phone cards to customers calling from the United States to India for a significant percentage of our sales volume. For the years ended December 31, 2003 and 2002, 77% and 95% respectively of our total virtual prepaid phone card sales were to customers calling from the United States to India.

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

     We market our virtual calling cards and services on third-party Web sites and portals using banner ads. The banner ads connect directly to our Web site when “clicked” by the customer. If we cannot continue to cost effectively market our virtual calling cards and services, our ability to expand our customer base would be adversely affected.

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

     We anticipate that e-commerce will continue to account for substantially all of our future revenues. Our business will suffer if e-commerce does not grow or grows more slowly than expected. A number of factors could prevent acceptance of e-commerce, including:

–	e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

–	increased government regulation or taxation may limit the growth of e-commerce; and

–	adverse publicity and consumer concern about the security of e-commerce transactions may discourage its acceptance and growth.

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

     The expected growth of our operations places a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

–	transaction processing methods;

–	operations and financial systems;

–	procedures and controls; and

–	training and management of our employees.

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

     To date, we have suffered minimal losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where the merchant does not obtain a cardholder’s signature. We do not obtain the signature of the cardholder when we process orders. Although we have implemented mechanisms to try to detect credit card fraud, we cannot assure you that our efforts will be successful. Our inability to adequately detect credit card fraud could materially adversely affect our business, financial condition and operating results.

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

     We believe that our success will depend on the continued services of our senior management team. We carry key person life insurance on the lives of B. Michael Adler and R. Stephen Polley. The loss of the services of any of our senior management team or other key employees could adversely affect our business, financial condition and operating results.

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

     We may also need to raise additional funds sooner than anticipated to:

–	fund more rapid expansion;

–	develop new or enhanced services or products; and

–	respond to competitive pressures.

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

     We operate in an industry subject to government regulation. Our Cash2India business is subject to some states’ money transmitter regulations, to federal regulations and to federal electronic fund transfer and money laundering regulations and to international regulations. We have approval from the Reserve Bank of India to provide our Cash2India services in India. If we were to lose this approval, we may be forced to change our business practices or cease offering this service. In the future, we might be subjected to:

–	state or federal banking regulations;

–	additional states’ money transmitter regulations and federal money laundering regulations;

–	international banking or financial services regulations or laws governing other regulated industries; or

–	U.S. and international regulation of Internet transactions.

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

     We are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to a lawsuit, administrative action, fine and/or prosecution by the government. We are also subject to regulations that require us to report suspicious activities involving transactions of $2,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or the USA Patriot Act, may require us to revise the procedures we take to verify the identity of our customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before sending money to obtain additional verification of international customers, or to monitor our customers’ activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Based on the evaluation conducted by management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In addition, during the fiscal quarter ended December 31, 2003, there have been no significant changes in internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Except for information with respect to our Code of Ethics and Business Conduct discussed below, the information regarding the directors and executive officers of WorldQuest in the Proxy Statement relating to WorldQuest’s 2004 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference.

     WorldQuest has adopted a Code of Ethics and Business Conduct that applies to directors, officers and employees, including WorldQuest’s principal executive officer, principal financial officer and principal accounting officer. WorldQuest’s Code of Ethics and Business Conduct can be obtained free of charge by contacting the company at 972-361-1980. Changes to and waivers granted with respect to WorldQuest’s Code of Ethics and Business Conduct related to officers identified above, and other executive officers and directors of WorldQuest that we are required to disclose pursuant to applicable rules and regulations of the SEC will be posted on our website at http://www.wqn.com.

ITEM 10. EXECUTIVE COMPENSATION

     The information regarding executive compensation in the Proxy Statement relating to WorldQuest’s 2004 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WorldQuest’s 2004 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions in the Proxy Statement relating to WorldQuest’s 2004 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-KSB:

      1. Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

      2. Exhibits required to be filed by Item 601 of Regulation S-B:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of December 6, 2001, by and among WorldQuest, WQN Mercury Inc., WQN Mercury Sub Inc., and buyindiaonline.com Inc., filed as exhibit 2.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by this reference.

2.2	Agreement and Plan of Merger, dated as of March 16, 2004, among WorldQuest, Ntera Holdings, Inc. and Engin Yesil, filed as exhibit 2.1 to WorldQuest’s Current Report on Form 8-K/A dated March 19, 2004, as amended, and incorporated herein by this reference.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuest’s Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by this reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2	Amended and Restated Note dated May 5, 1999 payable to WorldQuest Networks, LLC (now known as Eagle Venture Capital, LLC), filed as Exhibit 4.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.3.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

4.3.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

4.3.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

4.4	Amended and Restated Note date August 15, 1999 payable to Eagle Capital Venture, LLC, which replaces the Amended and Restated Note filed as Exhibit 4.2, filed as Exhibit 4.4 to the Prior Registration Statement, and incorporated herein by this reference.

4.5	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.6	Form of Warrant issued in the Private Placement, filed as Exhibit 4.6 to the Second Registration Statement, and incorporated herein by this reference.

4.7	Warrant to Purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000.

4.8	Warrant to Purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000.

10.1	Joint Venture Agreement dated April 9, 1999 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to the Prior Registration Statement, and incorporated herein by this reference.

10.2	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

Exhibit
Number	Description of Exhibits
10.4	Stock Transfer Agreement dated December 7, 1998 between WorldQuest Communications, Inc., WorldQuest Networks, LLC and WorldQuest, filed as Exhibit 10.4 to the Prior Registration Statement, and incorporated herein by this reference.

10.5	Amendment and Clarification Agreement dated September 27, 1999 between WorldQuest Communications, Inc., WorldQuest and Eagle Venture Capital, LLC amending and clarifying the Stock Transfer Agreement filed as Exhibit 10.4, filed as Exhibit 10.7 to the Prior Registration Statement, and incorporated herein by this reference.

10.6	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.7	Purchase Agreement dated April 17, 2000 between WorldQuest and BDC LLC, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, and incorporated herein by this reference.

10.8	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.9	Employment agreement by and between WorldQuest Networks, Inc. and R. Stephen Polley effective as of May 14, 2001, filed as Exhibit 10.1 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2001.

10.10	2002 Stock Option Plan.

*21.1	List of Subsidiaries.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current report on Form 8-K dated November 12, 2003 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under Item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding certain principal accountant fees and services in the Proxy Statement relating to WorldQuest’s 2004 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDQUEST NETWORKS, INC.
March 23, 2004	/s/ B. Michael Adler
B. Michael Adler
President and Chief Executive Officer (Principal Executive Officer)

March 23, 2004	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 23, 2004	/s/ B. Michael Adler
B. Michael Adler
Director

March 23, 2004	/s/ E. Denton Jones
E. Denton Jones
Director

March 23, 2004	/s/ Elizabeth H. Buchler
Elizabeth H. Buchler
Director

March 23, 2004	/s/ Robert A. Farmer
Robert A. Farmer
Director (Chairman of the Board)

WorldQuest Networks, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
WorldQuest Networks, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of WorldQuest Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldQuest Networks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
February 13, 2004
(except for Note 16,
as to which the date is March 16, 2004)

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$17,931,820	$20,721,207
Accounts receivable, net	553,251	355,111
Note receivable	—	202,383
Prepaid expenses and other current assets	557,577	370,325

Total current assets	19,042,648	21,649,026
Property and equipment, net	1,039,783	1,627,507
Other assets, net	101,192	—

Total assets	$20,183,623	$23,276,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,108,152	$1,195,738
Accrued expenses	471,746	146,863
Deferred revenue	254,121	238,936
Promissory note	—	300,000

Total current liabilities	1,834,019	1,881,537
Promissory note	300,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,386,199 at December 31, 2003 and 2002	63,862	63,862
Additional capital	41,994,594	41,994,594
Accumulated deficit	(24,008,852)	(20,663,460)

Total stockholders’ equity	18,049,604	21,394,996

Total liabilities and stockholders’ equity	$20,183,623	$23,276,533

The accompany notes are an integral part of these consolidated financial statements.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002
Telephony revenue	$9,326,627	$11,019,491
Financial services and other	588,727	450,792

Total revenue	9,915,354	11,470,283
Cost of revenue	7,209,788	8,772,585

Gross profit	2,705,566	2,697,698
Operating expenses:
Selling, general and administrative	5,179,072	4,836,332
Depreciation and amortization	1,075,763	1,100,209

Total operating expenses	6,254,835	5,936,541

Operating loss	(3,549,269)	(3,238,843)
Interest income, net	203,877	351,706

Net loss	$(3,345,392)	$(2,887,137)

Net loss per share — basic and diluted	$(0.52)	$(0.45)

Weighted-average common shares outstanding — basic and diluted	6,386,199	6,385,829

The accompany notes are an integral part of these consolidated financial statements.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2001	6,381,199	$63,812	$41,989,644	$(17,776,323)	$24,277,133
Exercise of employee stock options	5,000	50	4,950	—	5,000
Net loss	—	—	—	(2,887,137)	(2,887,137)

Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(3,345,392)	(3,345,392)

Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604

The accompany notes are an integral part of these consolidated financial statements.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002
Operating Activities
Net loss	$(3,345,392)	$(2,887,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075,763	1,100,209
Loss on disposition of property and equipment, net	18,541	—
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	4,243	(383,396)
Accounts payable and accrued expenses	237,297	(210,067)
Deferred revenue	15,185	23,820
Other assets	(389,635)	(93,302)

Net cash used in operating activities	(2,383,998)	(2,449,873)
Investing Activities
Additions to property and equipment	(405,389)	(948,318)
Financing Activities
Payment on term loan	—	(925,000)
Proceeds from exercise of stock options	—	5,000

Net cash used in financing activities	—	(920,000)
Decrease in cash and cash equivalents	(2,789,387)	(4,318,191)
Cash and cash equivalents at beginning of year	20,721,207	25,039,398

Cash and cash equivalents at end of year	$17,931,820	$20,721,207

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,692	$49,219

The accompany notes are an integral part of these consolidated financial statements.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003 and 2002

1. Organization and Description of Business

     WorldQuest Networks, Inc. (“WorldQuest” or the “Company”) was incorporated as a Texas corporation effective October 14, 1996, and reincorporated as a Delaware corporation effective October 28, 1999. WorldQuest is an international Internet telephony and money transfer company. WorldQuest sells virtual prepaid calling cards through its Internet website and transmits long distance calls at discounted rates through its Internet and traditional networks. WorldQuest also sells virtual calling cards processed through other companies’ platforms including prepaid Internet, prepaid wireless or mobile, and prepaid roadside assistance and from time to time sells its excess capacity to other long distance carriers. The Company also provides a web service that enables customers to send money and a personalized message from the United States to friends, family or others in India, Sri Lanka, The Philippines and Russia.

     In 2002, we began selling the WorldQuest CashCard, a multi-purpose stored-value card, and in 2003 we added the ability for customers to upgrade their WorldQuest CashCard to a WorldQuest prepaid VISA®. The WorldQuest CashCard and VISA® CashCard can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® Networks. The WorldQuest VISA® CashCard can be used anywhere VISA® is accepted. Cardholders can add money to their card via the direct deposit of their paychecks, by cashing their paychecks, by ACH transfer and by using cash, credit cards, or electronic checks. In addition, the stored-value cards also serve as a prepaid long-distance calling card. As of December 31, 2003, we have issued over 2,500 stored value cards.

     As of December 31, 2003, Eagle Venture Capital, LLC (“Eagle Venture Capital”) owned approximately 2.6 million, or 41% of our outstanding shares of common stock. Eagle Venture Capital is primarily owned by our founder and Chief Executive Officer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight line basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense.

     Depreciation expense totaled $974,572 and $1,100,000 for 2003 and 2002, respectively. Amortization expense totaled $101,191 for 2003 and $0 for 2002.

Impairment of Long-lived Assets

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets.

Website Development Costs

     Costs related to the planning and post implementation phases of our website development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years and are included in depreciation expense. Costs associated with minor enhancements and maintenance for the website are expensed. Website development costs capitalized for the years ended December 31, 2003 and 2002 were $190,000 and $207,000, respectively.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $565,000 and $807,000, respectively.

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

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the years ending December 31, 2003 and 2002 are as follows:

	Year ended December 31,
	2003	2002
Net loss as reported	$(3,345,392)	$(2,887,137)
Pro forma stock-based employee compensation expense	(170,863)	(277,722)

Pro forma net loss	$(3,516,255)	$(3,164,859)

Net loss per share:
As reported – basic and diluted	$(0.52)	$(0.45)

Pro forma – basic and diluted	$(0.55)	$(0.50)

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used in the December 31, 2003 calculation were as follows: risk free interest rate of 3.25%, dividend yield of zero, volatility factor of .85, and average expected life of 5 years. The weighted average assumptions used in the December 31, 2002 calculation were as follows: risk free interest rate of 3%, divided yield of zero, volatility of .9 and average expected life of 4 years. The options granted during 2003 and 2002 had a weighted average fair value of $1.40 and $1.30 per share, respectively.

Net Loss per Share

     Basic and diluted net loss per share is computed using the Company’s net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,790,556 and 1,835,947 shares of the Company’s common stock for the years ended December 31, 2003 and 2002, respectively, were not considered in the calculation of average common shares outstanding as the effect would be anti-dilutive due to the Company’s net loss for the periods presented.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2003 and 2002, the Company had no transactions other than those reported in its statement of operations.

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash equivalents, accounts and notes receivable, accounts payable and long-term debt. At December 31, 2003 and 2002, the carrying amount of the Company’s financial instruments approximates their fair values. Management believes the Company’s debt approximates fair value due to its short maturity and its variable interest rate.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit and Business Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to prepaid phone card sales and money transfer services.

     Customers purchase the Company’s prepaid calling cards primarily using major credit cards, which are reimbursed by credit card processing companies. The Company does not routinely perform on-going credit evaluations of its prepaid calling card customers but does evaluate its credit card processors. The Company performs credit evaluations and establishes credit limits for its wholesale traffic customers, including requiring deposits when applicable.

     A substantial portion of the Company’s revenues is derived from the sale of prepaid phone cards that are used for calls to India.

     At December 31, 2003, three credit card processing companies accounted for 35%, 13% and 10% of total accounts receivable, and at December 31, 2002, three credit card processing companies accounted for 52%, 38%, and 9% of total accounts receivable. At December 31, 2003 and 2002, accounts receivable are stated net of an allowance for doubtful accounts of $25,000 and $2,000, respectively. Bad debt expense for the years ended December 31, 2003 and 2002 was $115,000 and $82,000, respectively. For the year ended December 31, 2003, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 35%, 18% and 11% of cost of goods sold for telecommunication services. For the year ended December 31, 2002, the Company purchased data communication and telecommunication services from four suppliers, which accounted for 24%, 23%, 15% and 10% of cost of goods sold for telecommunication services.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN 46 will not have a material impact on our consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3. Note receivable

     In January 2003, the Company received certain assets of a wholesale customer’s prepaid telecom business including, card inventory, customer lists, patents, trademarks and other assets in satisfaction of a note receivable from the same wholesale customer. The Company believes the value of the assets received approximates the value of the balance due on the note receivable of $202,000 at December 31, 2002. The value of the assets received, which primarily consists of customer lists, are included in other assets and are being amortized over two years. Amortization expense for the year ended December 31, 2003 was $101,191.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

     Property and equipment consists of the following as of December 31:

	Estimated
	Useful Life
	(Years)	2003	2002
Leasehold improvements	2 to 5	$78,134	$78,134
Computers and network equipment	2 to 3	3,797,148	3,656,435
Furniture and fixtures	5	87,196	84,737
Purchased software and website development costs	1 to 5	1,315,622	1,105,994

Total		5,278,100	4,925,300
Less: accumulated depreciation and amortization		(4,238,317)	(3,297,793)

Net property and equipment		$1,039,783	$1,627,507

5. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following as of December 31:

	2003	2002
Prepaid telecommunication services	$33,222	$7,799
Deposits	316,936	242,577
Prepaid expenses	207,419	119,949

	$557,577	$370,325

6. Accrued Expenses

     Accrued expenses consist of the following as of December 31:

	2003	2002
Accrued franchise, property and sales taxes	$130,608	$34,817
Accrued payroll expenses	62,115	42,040
Accrued legal and other	279,023	70,006

	$471,746	$146,863

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt

     Long-term debt consists of the following as of December 31:

	2003	2002
Promissory note	$300,000	$300,000
Less current portion	—	(300,000)

Long term debt net of current portion	$300,000	$—

     In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.0% at December 31, 2003) less 2.25% per annum. The Note, originally due in October 2003 was extended and is now due in October 2005. The Note is collateralized by a $300,000 certificate of deposit bearing interest of .95 % per annum.

     For the year ended December 31, 2002, the Company paid outstanding interest of $47,000 on the term loan from Eagle Venture Capital, a significant stockholder of the Company, which is controlled by the Chief Executive Officer and President. The principal balance of $925,000 on the term loan from Eagle Venture Capital due May 5, 2002 was paid on July 24, 2002, thereby satisfying in full the Company’s obligation on the term loan. The Company also had a $1,400,000 line of credit with Eagle Venture Capital, none of which was ever utilized and which expired on May 5, 2002.

8. Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of December 31, 2003 and 2002. Eagle Venture Capital provided the Company with a term loan and a line of credit, which expired May 2002. The term loan and line of credit are described in Note 7.

     A consulting company managed by one of the Company’s directors has warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2003	2002
Deferred tax assets/(liability):
Property and equipment	$(35,341)	$(36,502)
Capital loss carry forward	195,941	195,941
Other	29,075	10,448
Net operating loss carry forwards	9,292,073	8,080,161

Total deferred tax assets	9,481,748	8,250,048
Valuation allowance	(9,481,748)	(8,250,048)

Net deferred tax assets	$—	$—

     The Company has U.S. net operating loss carry forwards of approximately $25,134,000 as of December 31, 2003. The Company has not recognized a deferred tax asset in the accompanying balance sheets due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying consolidated statements of operations. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2003 and 2002, the valuation allowance increased by approximately $1,232,000 and $1,244,000, respectively. If unused, accumulated net operating losses expire as follows: 2011 — $214,000; 2012 — $1,531,000; 2018 — $1,447,000; 2019 — $1,999,000; 2020 — $4,628,000; 2021 — $8,210,000; 2022 — $3,828,000; 2023 – $3,277,000.

10. Stockholders’ Equity

Common and Preferred Stock

     The Company’s authorized share capital consists of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share.

Warrants

     At December 31, 2003 and 2002, the Company had outstanding warrants to purchase 720,775 and 782,000 shares of its common stock, respectively. These warrants expire December 2004 through July 2006 and have a weighted average exercise price of $12.03 per share. At December 31, 2003, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company’s directors to acquire 100,000 shares of common stock (see Note 8); warrants granted to representatives of the Company’s underwriters in connection with the Company’s initial public offering to acquire 275,000 shares of common stock; warrants for 306,000 common shares granted in connection with the Company’s December 1999 private placement of promissory notes; and warrants granted to various service providers and others to acquire 39,775 shares of common stock.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

     The Company has stock option plans (the “Plans”) under which the Company may grant Directors and key employees options to purchase up to 1,750,000 shares of the Company’s common stock at an amount at least equal to the fair value of the Company’s common stock on the date of grant. The exercise and vesting period of each option is determined by the Company’s Board of Directors, but no option shall have a term longer than 10 years. Options granted under the Plans are non-qualified stock options. The following table summarizes the employee stock option transactions for the years ended December 31, 2003 and 2002 under the Plans:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2001	942,602	$7.20
Granted	70,000	2.36
Exercised	(5,000)	1.00
Cancelled	(121,522)	3.99

Outstanding at December 31, 2002	886,080	$4.05
Granted	55,000	2.04
Exercised	—	0.00
Cancelled	(39,166)	3.82

Outstanding at December 31, 2003	901,914	$3.93

Options exercisable:
December 31, 2002	659,732	$4.57

December 31, 2003	794,258	$4.18

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     A summary of stock options under the Plans outstanding as of December 31, 2003 are as follows:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
	Range of			Average	Average		Average
	Exercise			Remaining	Exercise		Exercise
	Prices		Shares	Life (years)	Price	Shares	Price
	$1.00 -	$1.99	129,500	4.63	$1.54	89,500	$1.37
	2.00 -	2.99	596,314	6.73	2.20	528,658	2.19
	3.00 -	3.99	50,500	1.93	3.33	50,500	3.33
	5.00 -	11.00	25,000	3.60	5.75	25,000	5.75
	13.00 -	14.00	35,000	2.90	13.00	35,000	13.00
	19.00 -	20.00	60,000	3.24	19.13	60,000	19.13
	21.00 -	22.00	5,600	3.22	21.63	5,600	21.63

Total			901,914	5.08	$3.93	794,258	$4.18

     In December 1998, the Company issued options outside of the option plans to purchase 167,867 shares of its common stock to a former officer of the Company at an exercise price of $3.33 with a seven-year term. At December 31, 2003, all of these options were vested and outstanding.

11. Segment Reporting

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

     The Company manages its business segments primarily on a products and services basis. The Company’s reportable segments are: 1) Internet telephony services and 2) financial services. Internet telephony services primarily consist of the sale of virtual calling cards, which allow customers to utilize our network of Internet gateways and other traditional networks to place long-distance calls at discounted rates. We focus on the international long distance market and a substantial portion of our telephony revenue is derived from the sale of virtual calling cards to customers calling from the Unites States to India. Financial services consist of a web service that enables customers to send money and a personalized message from the United States to friends, family, or others in India, Sri Lanka, Russia and The Philippines. In addition, financial services include the sale of the WorldQuest cash card that can be used to withdraw money or check balances at ATM’s worldwide and to pay for merchandise at any location associated with the Plus®, Pulse® or Star® networks.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business units based on segment operating profit. Segment operating profits includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including interest income and interest expense. Corporate expenses are primarily comprised of executive compensation, legal, insurance and other general and administrative expenses that are

WORLDQUEST NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separately managed. Corporate assets are not included in segment assets and consist primarily of cash and cash equivalents.

     Summary information by segment for year-end December 31, 2003 are as follows:

	Internet	Financial
	Telephony	Services	Corporate	Total
Revenue	$9,326,627	$588,727	$—	$9,915,354
Depreciation and amortization	$783,945	$213,877	$77,941	$1,075,763
Operating income / (loss)	$102,672	$(1,096,017)	$(2,555,924)	$(3,549,269)
Identifiable assets	$1,025,540	$1,397,617	$17,760,466	$20,183,623

     Comparative segment information as of and for the year ended December 31, 2002 is not available.

12. Benefit Plan

     The Company has a 401(k) benefit plan. The plan provides for voluntary employee contributions and the Company matches 15% of the first 8% of payroll contributed by the employee. Employees become 100% vested in employment contributions after 2 years of service accruing 50% per year of service. For the years ended December 31, 2003 and 2002, the Company’s plan contributions were $5,400 and $7,000, respectively.

13. Commitments

     The Company has operating leases relating principally to office facilities, which expire in 2006 and have future minimum lease commitments: 2004 — $112,500; 2005 — $112,500; 2006 — $75,000. Rental expense under operating leases was approximately $138,000 and $114,000 for the years ended December 31, 2003 and 2002, respectively.

14. Contingencies

     In December 1996, the Company applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest will have 18 months from the date of settlement to cease using the name “WorldQuest”. We are currently evaluating potential corporate name and anticipate that a decision will be made in the next five months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company’s financial position or results of operations.

WORLDQUEST NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Interest Income, Net

     Interest income for the years ended December 31, 2003 and 2002 was $209,000 and $401,000, respectively. Interest expense for the years ended December 31, 2003 and 2002 was $5,000 and $49,000, respectively.

16. Subsequent Event

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for transactions that, once completed, will result in a change of control of WorldQuest. Under the terms of the Merger Agreement, Ntera will be merged with and into WorldQuest, with WorldQuest as the surviving company (the “Merger”). Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the combined company, with existing WorldQuest stockholders owning the remaining 20%. The Merger has been unanimously approved by the Boards of Directors of both WorldQuest and Ntera, and is subject to various conditions to closing, including approval by the holders of not less than a majority of WorldQuest’s outstanding common stock, approval of continued listing of WorldQuest’s common stock on the Nasdaq Stock Market, completion of audited financial statements for Ntera’s fiscal year ended December 31, 2003, receipt of a “bring-down” of the fairness opinion rendered to the Board of Directors of WorldQuest, WorldQuest’s approval of Ntera’s financial performance and certain other conditions.

     In connection with the merger agreement, WorldQuest has also extended to Ntera a bridge loan in the principal amount of $2 million. If the merger agreement is terminated for any reason, the full amount of the loan will become due and payable within six months of such termination. Ntera and certain of its subsidiaries have granted WorldQuest a security interest in their assets to secure repayment of the loan.