Form 10KSB/A
period 2003-12-31
WORLDQUEST NETWORKS INC
filed 2004-04-30
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $9,915,354.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $3.20 per share, was $9,818,070 as of December 31, 2003.

At March 31, 2004, the registrant had outstanding 6,595,232 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein

     Transitional Small Business Disclosure Format (check one):

     Yes ☐                    No ☒

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 solely for the purpose of providing information required by Part III of Form 10-KSB. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

Item		Page
	PART III
9.	Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act	3
10.	Executive Compensation	5
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
12.	Certain Relationship and Related Transactions	9
14.	Principal Accountant Fees and Services	9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table provides information as of April 30, 2004, with respect to our directors and executive officers:

			Served as Executive
			Officer or
Name	Age	Position	Director Since
Director Nominees

B. Michael Adler	56	Director, President, and Chief Executive Officer	1996

Robert A. Farmer(1)(2)	65	Chairman of the Board	2000

E. Denton Jones(1)	52	Director	1999

Elizabeth H. Buchler(1)(2)	54	Director	2000

Executive Officers

Victor E. Grijalva	39	Vice President, Chief Financial Officer, Secretary and Treasurer	2001

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

     B. Michael Adler is the founder of WorldQuest and was our Chairman of the Board from our inception in 1996 through March 2004. Mr. Adler has been our Chief Executive Officer and President since March 2004. Mr. Adler was a director of Intellicall, Inc., a publicly traded public access communications company, until its merger with Wireless WebConnect!, Inc. on March 30, 2001. Mr. Adler founded Intellicall in 1984 and served as Chairman or Vice Chairman of the Board from its inception until November 1993. From November 1993 until July 1999, Mr. Adler was the Chairman of the Board of The Payphone Company Limited, a company that installs and owns a wireless pay phone network in Sri Lanka. For approximately the last seven years, he has been the Chief Executive Officer of Eagle Venture Capital, LLC, a Delaware limited liability company, formerly known as WorldQuest Networks, LLC.

     Robert A. Farmer has been our Chairman of the Board since March 2004. Mr. Farmer has been Chief Executive Officer and Chairman of the Board of Advanced Multimedia Group, Inc., a privately held Internet incubator and consulting firm, since November 1999. From August 1994 until March 1999 he was Consul General of the United States to Bermuda, and from March 1999 until November 1999 he took a sabbatical. Mr. Farmer has been a director of WorldQuest since August 2000.

     E. Denton Jones has been Chairman of the Board and Chief Executive Officer of New York City Telecommunications Company, Inc., a privately held telecommunications company, since he co-founded it in June 1993. Mr. Jones has been involved in the telecommunications industry since 1984 and owned or operated several privately held telecommunications companies during that time prior to co-founding New York City Telecommunications. These companies were Altus Communications, Inc., MSC Services, Inc., MSC National, Inc. and NYLT, Inc. (formerly known as New York Local Telephone, Inc.). He has been a director of WorldQuest since July 1999.

     Elizabeth H. Buchler has been the owner and principal broker of Real Estate Showcase, a real estate sales and management firm since 1985. She has been active in the real estate business since 1971 and has served as an officer for the Louisiana Real Estate Commission and various state and local realtor boards. She has been a director of WorldQuest since December 2000.

Executive Officers

     Victor E. Grijalva joined WorldQuest in June 2001 as the Vice President, Chief Financial Officer, Secretary and Treasurer. From May 2000 to February 2002, he served as Vice President and Chief Financial Officer of Trinity e-Ventures, Inc., a wholly-owned subsidiary of Trinity Industries, Inc., which launched companies to develop innovative technology and internet solutions for the industrial sector. From May 1999 to May 2000, he served as Senior Vice President and Chief Financial Officer of MH2 Technologies, Ltd., a leading provider of technology solutions and wireless applications designed to manage the residential and light commercial construction process. Prior to May 1999, he held various management positions at PricewaterhouseCoopers, LLP, where he served in the Houston, London, Denver and Dallas offices providing management and business advisory services.

Board of Directors and Committees of the Board

     Our Board of Directors has a Compensation Committee and an Audit Committee. During 2003, the Board of Directors held five meetings, the Audit Committee held five meetings and the Compensation Committee held one meeting.

     The Compensation Committee is responsible for recommending to the Board of Directors all officer salaries, management incentive programs and bonus payments. Its current members are Messrs. Jones and Farmer and Ms. Buchler.

     The Audit Committee recommends the firm to be appointed as independent public accountants to audit WorldQuest’s financial statements and to perform services related to the audit; reviews the scope and results of the audit with the independent public accountants; reviews the Company’s year-end operating results with management and the independent public accountants; considers the adequacy of WorldQuest’s internal accounting and control procedures; reviews the non-audit services to be performed by the independent public accountants, if any; and evaluates the accountants’ independence. The Audit Committee is governed by a written charter approved by the Board. Its members are Messrs. Farmer and Ms. Buchler.

     We pay our non-employee directors annual compensation of $20,000 for their services. In addition, non-employee directors receive a fee of $1,000 for each meeting attended. Non-employee directors attending any committee meeting receive an additional fee of $1,000 for each committee meeting attended, unless the committee meeting is held on the day of a meeting of the Board of Directors, in which case they receive no additional compensation for attending the committee meeting. Non-employee directors are also reimbursed for reasonable costs and expenses incurred for attending any director or committee meetings. Our officers who are directors are not paid any director fees. Each new non-employee director will be granted options to purchase 25,000 shares of common stock under our stock option plans concurrently with his or her initial election to the Board. Each employee director shall automatically receive an option to purchase up to 10,000 shares following each annual meeting of the stockholders of the Company, if immediately after such meeting, he or she will continue to serve on the Board and has served on the Board for at least the preceding six months.

     While comprised entirely of independent directors, the Company’s Audit Comittee does not currently have a “financial expert” within the meaning of Item 401(e) of Regulation S-B. In March 2004, Gary Fiedler resigned from our Board of Directors. At the time of his resignation, Mr. Fiedler was the Chairman of our Audit Committee. Mr. Fiedler also was a “financial expert” within the meaning of Item 401(e) of Regulation S-B. As a result of his resignation, the Audit Committee was left without a “financial expert.” Pursuant to the Merger Agreement, dated as of March 16, 2004, between the Company and Ntera Holdings, Inc., Ntera is entitled to appoint three new directors to the Company’s Board of Directors. The Company anticipates that one or more of these designess will be “financial experts” and will serve on the Company’s Audit Committee. If the transactions contemplated by the merger agreement are not consummated, the Company intends to identify a new director to serve on its Audit Committee, who will meet the “financial expert” requirement.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), or upon written representations received by us, we are not aware of any failure by any officer, director or beneficial owner of more than 10% of our common stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2003.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long term compensation earned by our Chief Executive Officer and each executive officer who had an annual salary and bonus during fiscal 2003 exceeding $100,000. We refer to these individuals collectively as the Named Executive Officers.

					Long Term
					Compensation
		Annual Compensation			Awards
					Securities
				Other annual	Underlying
Name and principal position	Year	Salary($)	Bonus($)	compensation($)	Options
B. Michael Adler, Chairman of the Board	2003	175,000	—	—	—
	2002	175,000	—	—	—
	2001	175,000	—	—	—

R. Stephen Polley, President, Chief	2003	300,000	—	—	—
Executive Officer(1)	2002	300,000	—	—	—
	2001	189,808	275,000	—	425,000

Victor E. Grijalva, Vice President,	2003	150,000	—	—	—
Chief Financial Officer, Secretary and	2002	150,000	25,000	—	—
Treasurer(2)	2001	46,057	—	—	60,000

(1)	Mr. Polley started with WorldQuest in May 2001. Mr. Polley resigned from the Company effective March 16, 2004.

(2)	Mr. Grijalva started with WorldQuest in June 2001.

     WorldQuest has entered into an employment agreement with Mr. Adler, a director and the Company’s President and Chief Executive Officer since March 2004. The agreement expires on April 13, 2006. Under the agreement, Mr. Adler is entitled to receive a base salary of $175,000 per annum, and annual bonuses as determined by the Compensation Committee. WorldQuest has also entered into an employment agreement with Mr. Grijalva, the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. The agreement expires on April 13, 2006. Under the agreement, Mr. Grijalva is entitled to receive a base salary of $150,000 per annum, and annual bonuses as determined by the Compensation Committee.

Option Grants

     The following table provides certain summary information concerning shares of common stock represented by stock options granted to each of the Named Executive Officers during fiscal year 2003.

Percentage of Total
	Number of Securities	Options Granted to	Exercise	Expiration
	Underlying Options	Employees in Fiscal Year	Price	Date
B. Michael Adler	—	—	—	—
R. Stephen Polley	—	—	—	—
Victor E. Grijalva	—	—	—	—

Fiscal Year-End Option Values

     The following table provides information concerning the shares of common stock represented by outstanding stock options held by each of the Named Executive Officers on December 31, 2003. No options were exercised by the Named Executive Officers during fiscal year 2003.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		in-the-Money Options at
	December 31, 2003		December 31, 2003(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
B. Michael Adler	25,000	—	$11,000	$—
R. Stephen Polley	425,000	—	$449,000	$—
Victor E. Grijalva	40,000	20,000	$38,667	$19,333

(1)	Value is based on the closing sales price of $3.20 per share on December 31, 2003, the last trading day in 2003.

ITEM 11. PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below provides certain information regarding the ownership of our common stock as of March 31, 2004, by each stockholder known to us to own beneficially more than five percent of our outstanding common stock, each current director and nominee, and all executive officers, directors and nominees as a group, based on information provided to us by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table. The address for all our Executive Officers and Directors is 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

     Eagle Venture Capital, LLC is the record and beneficial owner of 2,566,478 shares. B. Michael Adler owns a controlling interest in Eagle Venture and is deemed to beneficially own these shares. The share ownership for Mr. Adler also includes vested options to purchase 25,000 shares and 100,000 shares owned by Adler Family Trust. WorldQuest Communications, Inc. is the record and beneficial owner of 301,000 shares. E. Denton Jones beneficially owns 99% of the outstanding capital stock of WorldQuest Communications, Inc. and is deemed to beneficially own these shares. The ownership for Mr. Jones also reflects 10,000 shares owned by five children of Mr. Jones and 1,000 shares owned by a company with respect to which he shares investment and dispositive power, as well as a vested option to purchase 25,000 shares and unvested options to purchase 10,000 shares. The share ownership for Robert A. Farmer includes vested options to purchase 25,000 shares and unvested options to purchase 10,000 shares. It also includes 12,750 shares and vested warrants to purchase 100,000 shares owned by Advanced Multimedia Group, Inc. Elizabeth H. Buchler’s beneficial ownership includes vested options to purchase 25,000 shares, unvested options to purchase 10,000 shares, vested options to purchase 30,000 shares from Eagle Venture and 1,000 shares owned by Ms. Buchler’s spouse. Victor E. Grijalva’s beneficial ownership includes vested options to purchase 90,000 shares and unvested options to purchase 45,000 shares. R. Stephen Polley’s beneficial ownership includes vested options to purchase 425,000 shares. Ntera Holdings, Inc. is a party to a Voting Agreement and Proxy dated March 16, 2004 with Eagle Venture. Pursuant to this agreement, Eagle Venture has agreed to vote in favor of, and has granted Ntera a proxy with respect to, the transactions contemplated by the Merger Agreement, dated as of March 16, 2004, between Ntera and the Company. Ntera has disclaimed beneficial ownership of these shares.

	Shares beneficially	Percentage of
Name	owned	shares owned
Executive Officers and Directors:

B. Michael Adler	2,691,478	40.8

E. Denton Jones	346,000	5.2

Robert A. Farmer	199,250	3.0

Elizabeth H. Buchler	67,369	1.0

Victor E. Grijalva	138,050	2.1

All executive officers and Directors as a group (5)	3,442,147	52.2

Other 5% Stockholders:
R. Stephen Polley
1623 Main Street, #1203	425,000	6.4
Dallas, Texas 75201

Ntera Holdings, Inc.
1020 NW 163rd Drive
Miami, Florida 33169	2,566,478	38.9

*Less than 1%

On March 16, 2004, the Company and Ntera Holdings, Inc., a Delaware corporation (“Ntera”), entered into an Agreement and Plan of Merger dated as of that date (the “Merger Agreement”), providing for transactions that, once completed, will result in a change of control of the Company.

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

Summary of Equity Compensation Plan

     Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the last fiscal year.

	Equity Compensation Plan Information
			Number of
	Number of		Securities
	Securities To Be		Remaining Available
	Issued Upon	Weighted Average	For Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders	901,914	$3.93	838,086
Equity compensation plans not approved by security holders	167,867	$3.33	—

Total	1,069,781	$3.84	838,086

     The equity compensation plans not approved by security holders consists of options issued outside the Company’s option plans to purchase 167,867 shares of our common stock to a former officer of the Company at an exercise price of $3.33 with a seven year term. All of these options are vested and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company’s founder and Chairman of the Board holds a controlling interest in Eagle Venture Capital, LLC (“Eagle Venture”) which owns approximately 2.6 million, 41%, of the outstanding shares of common stock of our Company as of December 31, 2003. For the year ended December 31, 2002 the Company paid outstanding interest of $47,000 on its term loan from Eagle Venture. The principal balance of $925,000 was paid on July 24, 2002, thereby satisfying in full the Company’s obligation on the term loan. The Company also had a $1.4 million line of credit with Eagle Venture, none of which was ever utilized and which expired on May 5, 2002.

     Advanced Multimedia Group, Inc. (“AMG”), a company managed Robert A. Farmer, our Chairman, has warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants were issued to AMG prior to Mr. Farmer becoming a Director of the Company. The warrants have an exercise price of $6.00 per share and expire in 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for each of the fiscal years ended 2003 and 2002 for professional services rendered by Grant Thornton LLP, the Company’s principal accountant for the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB for the fiscal years then ended, including fees for services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements for each such fiscal year, were $94,000 and $66,000, respectively.

Audit-Related Fees

     Grant Thornton LLP did not bill the Company any fees for assurance and related services, which are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in under the caption “Audit Fees” above, in either of the fiscal years ended 2002 and 2003.

Tax Fees

     The aggregate fees billed for each of the fiscal years ended 2003 and 2002 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning were $10,000 and $10,000, respectively. These fees consisted of tax compliance services and tax advice provided to the Company in connection with the preparation of its tax returns.

All Other Fees

     The aggregate fees billed for each of the fiscal years ended 2003 and 2002 for products and services provided by Grant Thornton LLP, other than fees reported under the categories above, were $24,000 and $0, respectively. These fees consisted primarily of business advisory services to evaluate potential acquisitions and other transactions.

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDQUEST NETWORKS, INC.
April 30, 2004	/s/ B. Michael Adler
B. Michael Adler
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2004	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)