Form 10QSB
period 2004-03-31
WORLDQUEST NETWORKS INC
filed 2004-05-17
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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
YES [X] NO [   ]

At April 30, 2004, the registrant had outstanding 6,595,232 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

     Yes [   ] No [X]

WORLDQUEST NETWORKS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,207,633	$17,931,820
Accounts receivable, net	567,980	553,251
Note receivable	2,000,000	—
Prepaid expenses and other current assets	513,499	557,577

Total current assets	18,289,112	19,042,648
Property and equipment, net	822,857	1,039,783
Other assets, net	75,894	101,192

Total assets	$19,187,863	$20,183,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469,060	$1,108,152
Accrued expenses	482,081	471,746
Deferred revenue	279,000	254,121

Total current liabilities	2,230,141	1,834,019
Promissory note	300,000	300,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,595,232 at March 31, 2004 and 6,386,199 at December 31, 2003	65,952	63,862
Additional capital	42,612,270	41,994,594
Accumulated deficit	(26,020,500)	(24,008,852)

Total stockholders’ equity	16,657,722	18,049,604

Total liabilities and stockholders’ equity	$19,187,863	$20,183,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Telephony revenue	$2,005,118	$2,276,780
Financial services and other	162,970	145,425

Total revenue	2,168,088	2,422,205
Cost of revenue	1,601,604	1,792,865

Gross profit	566,484	629,340
Operating expenses:
Selling, general and administrative	2,406,797	1,343,709
Depreciation and amortization	213,144	301,897

Total operating expenses	2,619,941	1,645,606

Operating loss	(2,053,457)	(1,016,266)
Interest income, net	41,809	62,090

Net loss	$(2,011,648)	$(954,176)

Net loss per share - basic and diluted	$(0.31)	$(0.15)

Weighted average common shares outstanding - basic and diluted	6,417,431	6,386,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common		Additional	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Exercise of employee stock options	209,033	2,090	617,676	—	619,766
Net loss	—	—	—	(2,011,648)	(2,011,648)

Balance at March 31, 2004	6,595,232	$65,952	$42,612,270	$(26,020,500)	$16,657,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Operating Activities
Net loss	$(2,011,648)	$(954,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,144	301,897
Loss on disposition of property and equipment	16,522	—
Asset write-downs	60,000	—
Changes in operating assets and liabilities:
Accounts receivable	(14,729)	(257,355)
Accounts payable and accrued expenses	371,243	220,627
Deferred revenue	24,879	81,238
Other assets	44,078	(213,110)

Net cash used in operating activities	(1,296,511)	(820,879)
Investing Activities
Additions to property and equipment	(47,442)	(113,557)
Loan to Ntera Holding, Inc.	(2,000,000)	—

Net cash used in investing activities	(2,047,442)	(113,557)
Financing Activities
Proceeds from exercise of stock options	619,766	—

Decrease in cash and cash equivalents	(2,724,187)	(934,436)
Cash and cash equivalents at beginning of period	17,931,820	20,721,207

Cash and cash equivalents at end of period	$15,207,633	$19,786,771

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,094	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WorldQuest Networks, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.	Net Loss Per Share

     Stock options and warrants convertible into 1,649,856 and 1,835,947 shares of the Company’s common stock at March, 31, 2004 and 2003, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

3.	Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of March 31, 2004. A consulting company managed by one of the Company’s directors holds warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

4.	Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for transactions that, once completed, will result in a change of control of WorldQuest. The transaction will be accounted for as a reverse merger, and under the terms of the Merger Agreement, Ntera will be merged with and into WorldQuest, with WorldQuest as the surviving company (the “Merger”). Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the combined company, with existing WorldQuest stockholders owning the remaining 20%. The Merger has been unanimously approved by the Boards of Directors of both WorldQuest and Ntera, and is subject to various conditions to closing, including approval by the holders of not less than a majority of WorldQuest’s outstanding common stock, approval of continued listing of WorldQuest’s common stock on the Nasdaq Stock Market, completion of audited financial statements for Ntera’s fiscal year ended December 31, 2003, receipt of a “bring-down” of the fairness opinion rendered to the Board of Directors of WorldQuest, WorldQuest’s approval of Ntera’s financial performance and certain other conditions.

     In connection with the merger agreement, WorldQuest has also extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. If the merger agreement is terminated for any reason, the full amount of the loan and accrued interest will become due and payable within six months of such termination. Ntera and certain of its subsidiaries have granted WorldQuest a security interest in their assets to secure repayment of the loan.

5.	Promissory Note

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.00% at March 31, 2004) less 2.25% per annum. The Note, is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of .95% per annum.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

	Three months ended March 31,
	2004	2003
Net loss as reported	$(2,011,648)	$(954,176)
Less stock-based employee compensation expense	(107,800)	(61,868)

Pro forma net loss	$(2,119,448)	$(1,016,044)

Earnings per share:
As reported – basic and diluted	$(0.31)	$(0.15)

Pro forma – basic and diluted	$(0.33)	$(0.16)

7.	Segment Reporting

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

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

     Summary information by segment for the three months ended March 31, 2004 is as follows:

	Internet	Financial
	Telephony	Services	Corporate	Consolidated
Three months ended March 31, 2004:
Revenue	$2,005,118	$162,970	$—	$2,168,088
Depreciation and amortization	$138,956	$65,415	$8,773	$213,144
Operating income / (loss)	$22,196	$(252,799)	$(1,822,854)	$(2,053,457)
Identifiable assets	$866,217	$1,149,499	$17,172,147	$19,187,863
Three months ended March 31, 2003:
Revenue	$2,276,780	$145,425	$—	$2,422,205
Depreciation and amortization	$235,397	$38,591	$27,909	$301,897
Operating income / (loss)	$(95,522)	$(233,324)	$(687,420)	$(1,016,266)
Identifiable assets	$1,514,984	$1,193,377	$19,915,861	$22,624,222

9.	Legal Matters

     In December 1996, the Company applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest has approximately five months from March 31, 2004 to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made within the next five months.

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

     As of March 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by our founder and Chief Executive Officer.

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

     Under the terms of the Merger Agreement, Ntera will be merged with and into WorldQuest, with WorldQuest as the surviving company (the “Merger”). Stockholders of Ntera at the effective time of the Merger will be entitled to receive 80% of the common stock of the surviving company, with existing WorldQuest stockholders owning the remaining 20% of the common stock of the surviving company. After consummation of the Merger, Mr. Engin Yesil, Ntera’s controlling stockholder, will own approximately 35% of the outstanding shares of the merged entity.

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

     The transaction, when consummated, will create a company with the quality, scale and technology needed to capitalize on the growing demand for consumer and carrier-grade voice over Internet protocol (“VoIP”) solutions. The combined company expects to generate more than $150 million in diversified annual revenues, anchored by a wholesale business that is complemented by a higher-margin retail component.

     Ntera’s VoIP network currently interconnects 100 cities in the United States, 100 cities in Mexico, and 23 Canadian cities along with other major cities around the world through a 300,000-port TDM and 75,000-port VoIP switching platform that is controlled through proprietary soft-switch intelligence with current network capacity in excess of 4 billion minutes a month.

     Targeted benefits of the proposed transaction include:

-	The creation of a publicly traded company with a revenue base expected to be more than $150 million a year, with a diversified revenue stream that includes a higher-margin retail business in addition to a wholesale business presently terminating 2.4 billion minutes a quarter.

-	Higher margins due to Ntera’s proprietary, low-cost telecom network.

-	The opportunity for WorldQuest and Ntera to realize cost-saving synergies through the consolidation of redundant operations and infrastructure.

-	The addition of an attractive technology platform that WorldQuest can leverage to roll out new products and services to fuel future growth.

-	The addition of an attractive technology platform that WorldQuest can leverage to roll out new products and services to fuel future growth.

-	Opportunity to significantly expand exposure of WorldQuest’s VISA® stored-value card to consumers through Ntera’s POS technology and distribution network of more than 5,000 retail outlets.

Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited (“Rediff”) certain assets consisting primarily of ValuCom’s brand, trademarks, web sites, internally built software, customer lists and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. ValuCom generated revenue in excess of $4.5 million for the calendar year 2003. Separately, in April 2004, the Company entered into an advertising agreement with Rediff.com, Inc. entitling WorldQuest to exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America.

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

Income Taxes

     As of March 31, 2004, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue

     Revenue decreased approximately 10% to $2,168,000 for the three months ended March 31, 2004 from $2,422,000 for the three months ended March 31, 2003. This $254,000 decrease is due to a $272,000 decrease in telephony revenues offset by a $18,000 increase in financial services and other revenue. The decrease in telephony revenue is attributable to a decrease in the average price per minute charged to our customers, a substantial portion of which are calling from the United States to India, which has decreased to 16.3 cents per minute of use in the first quarter of 2004 from 21.3 cents in the first quarter of 2003. The decrease in the price per minute has been partially offset by a 15% increase in the minutes of use, which has increased to 12.3 million minutes for the three months ended March 31, 2004 from 10.7 million minutes for the three months ended March 31, 2003.

     The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future. In light of this trend, we are focused on capturing and retaining customers who desire quality, feature rich, and cost effective services and are willing to pay a reasonable premium for these services. Also, we expect revenues to increase in the second quarter of 2004 due to the addition of the ValuCom assets in April 2004.

     The increase in financial services and other revenues is due primarily to the increase in money transfer transactions processed due to the growth in our Cash2India customer base and an increase in frequency of use by existing customers. During the three months ended March 31, 2004 we processed over 7,800 transactions and remitted $4,473,000 compared to over 6,300 transactions and remittances of $3,723,000 for the three months ended March 31, 2003.

Cost of Revenue

     Cost of revenue decreased approximately 11% to $1,602,000 for the three months ended March 31, 2004 from $1,793,000 for the three months ended March 31, 2003. This $191,000 decrease is attributable to a corresponding decrease in the price per minute to terminate long distance traffic partially offset by an increase in the minutes of use. The gross profit percentage for the quarter ended March 31, 2004 was approximately 26% which remains unchanged from the year ago quarter.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 75% to $2,407,000 for the three months ended March 31, 2004 from $1,344,000 for the three months ended March 31, 2003. This $1,063,000 increase is due primarily to cost incurred in the Ntera Holdings merger agreement. We have incurred transactions fees with respect to this merger of approximately $1,167,000 comprised of the following: legal fees ($375,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($26,000), and other administrative expenses ($58,000). Selling, general and administrative expense also includes an impairment charge of approximately $60,000 related to certain stored value equipment that is no longer in use. Selling, general and administrative expenses for the 2003 quarter include a benefit of $125,000 in connection with the Company’s Qwest settlement (see Item 1 – Legal Proceedings in Part II of this Report).

     We expect selling, general, and administrative expenses will be significantly lower commencing in the second quarter of 2004 as the majority of the expected costs to be incurred with the Ntera merger were incurred in the first quarter of 2004. We also expect personnel cost to be lower due to the reduction of staffing levels from 25 full-time employees at December 31, 2003 to 19 full-time employees at March 31, 2004.

Depreciation and Amortization

     Depreciation and amortization decreased approximately 29% to $213,000 for the three months ended March 31, 2004 from $302,000 for the three months ended March 31, 2003. The decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2003. Also, effective January 1, 2004 the Company changed its estimated useful life from 3 years to 5 years for certain switching and Internet gateway equipment which had a remaining life of 1.3 years and a net book value of $135,000 at the date of the change in estimate.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents decreased to $43,000 for the three months ended March 31, 2004 from $63,000 for the three months ended March 31, 2003. This decline is due to an overall decrease in short-term interest rates in the United States financial markets and to a decrease in the average cash balance invested. Interest expense for the 2004 quarter totaled approximately $1,000 compared to $1,000 in the comparable 2003 quarter.

Net Loss

     We incurred a net loss of $2,012,000 for the three months ended March 31, 2004 compared to a net loss of $954,000 for the three months ended March 31, 2003. The increase in net loss for the 2004 quarter is primarily attributable to transaction costs of approximately $1,167,000 incurred with the Ntera Holdings merger and to a lesser extent, a $63,000 decrease in gross profit and a $20,000 decrease in interest income offset by a $89,000 decrease in depreciation and amortization.

     Commencing with the second quarter of 2004, we expect our net loss to reduce significantly as the majority of the expected expenses related to the Ntera merger were incurred in the first quarter of 2004. We also expect to reduce our loss by lower personnel cost stemming from the reduction in staffing levels and the addition of ValuCom revenues commencing in April 2004.

Liquidity and Capital Resources

     As of March 31, 2004, we had approximately $15,208,000 of cash and cash equivalents and working capital of approximately $16,059,000. We generated negative cash flow from operating activities of approximately $1,297,000 during the three months ended March 31, 2004, compared with negative cash flow from operating activities of approximately $821,000 during the three months ended March 31, 2003. Net cash used in operating activities for the 2004 and 2003 periods primarily consisted of net operating losses as well as changes in working capital. The $476,000 decrease in cash flow from operating activities in the 2004 period from the 2003 period is due primarily to transaction costs incurred in connection with the Ntera Holdings merger.

     Cash used in investing activities was $2,047,000 for the three months ended March 31, 2004 and $114,000 for the three months ended March 31, 2003. Cash used in investing activities for the three months ended March 31, 2004 includes a $2,000,000 loan made to Ntera Holdings in connection with the merger agreement. The loan bears interest at 7% per annum and Ntera and certain of its subsidiaries have granted WorldQuest a security interest in their assets to secure repayment of the loan. If the merger agreement is terminated for any reason, the full amount of the loan and accrued interest will become due and payable within six months of such termination.

     In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.00% at March 31, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 0.95% per annum.

     In April 2004, we provided ValuCom an irrevocable letter of credit for $300,000 as security for the remaining consideration to be paid for the purchase of certain ValuCom assets. The remaining consideration is to be paid in twelve monthly installments of $25,000 commencing in May 2004. The letter of credit is secured by a $300,000 deposit in a money market fund. The amount of the letter of credit and the security deposit shall reduce as the monthly installments are paid. Also, in April 2004, we provided Rediff.com, Inc. an irrevocable letter of credit for $600,000 as security for the Company’s obligation to pay $50,000 per month commencing in May 2004 for advertising services. The letter of credit is secured by a $600,000 deposit in a money market fund. The amount of the letter of credit and the security deposit shall reduce as the monthly installments are paid.

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

Income Taxes

     As of March 31, 2004, we had approximately $25,134,000 of net operating loss carry-forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future profitability; therefore, at March 31, 2004, we have provided a full valuation allowance on our deferred tax assets of approximately $9,482,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, we applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. In July 2000, Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cashcard product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest will receive a cash payment and services from Qwest and Qwest shall retain all right to the trademarks in question. WorldQuest has approximately five months from March 31, 2004 to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made within the next five months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through March 31, 2004, the net proceeds were applied toward:

-	Repayment of indebtedness, $4,498,000;

-	Equipment purchases including additional back-up systems, $4,403,000;

-	Merger and acquisition related, $2,550,000;

-	Software development, $781,000; and

-	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $8,860,000.

     The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

     Of the $4,498,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 41% of our Common Stock and is controlled by B. Michael Adler, our Chief Executive Officer and President.

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

The Company filed a Current report on Form 8-K dated March 25, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under Item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the year ended December 31, 2003. The Company filed a Current report on Form 8-K/A dated March 19, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under Item 1 and Item 5, “Changes in Control of Registrant” and “Other Events”, the Company’s announcement of its Agreement and Plan of Merger with Ntera Holdings, Inc. dated March 16, 2004. The Company filed a Current report on Form 8-K dated March 17, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under Item 1 and Item 5, “Changes in Control of Registrant” and “Other Events,” the Company’s announcement of its Agreement and Plan of Merger with Ntera Holdings, Inc. dated March 16, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WORLDQUEST NETWORKS, INC.
May 14, 2004	By:	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)