Form 10QSB
period 2004-06-30
WORLDQUEST NETWORKS INC
filed 2004-08-12
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

At July 31, 2004, the registrant had outstanding 6,789,382 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

               Yes ☐  No  ☒

WORLDQUEST NETWORKS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$14,094,170	$17,931,820
Accounts receivable, net	610,469	553,251
Note receivable and accrued interest	2,041,461	—
Prepaid expenses and other current assets	573,092	557,577

Total current assets	17,319,192	19,042,648
Property and equipment, net	777,115	1,039,783
Other assets, net	901,688	101,192

Total assets	$18,997,995	$20,183,623

Current liabilities:
Accounts payable	$1,059,668	$1,108,152
Accrued expenses	935,714	471,746
Deferred revenue	396,452	254,121

Total current liabilities	2,391,834	1,834,019
Promissory note	300,000	300,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized shares—10,000,000; none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.01 per share;
Authorized shares—50,000,000; issued outstanding shares— 6,600,232 at June 30, 2004 and 6,386,199 at December 31, 2003	66,002	63,862
Additional capital	42,623,470	41,994,594
Accumulated deficit	(26,383,311)	(24,008,852)

Total stockholders’ equity	16,306,161	18,049,604

Total liabilities and stockholders’ equity	$18,997,995	$20,183,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$2,786,572	$2,495,508	$4,799,718	$4,781,788
Cost of revenue	2,251,031	1,864,963	3,793,334	3,615,179

Gross profit	535,541	630,545	1,006,384	1,166,609
Operating expenses:
Selling, general and administrative	666,072	1,307,424	1,768,175	2,471,283
Merger expenses	40,844	—	1,208,084	—
Depreciation and amortization	195,497	226,616	362,890	498,552

Total operating expenses	902,413	1,534,040	3,339,149	2,969,835

Operating loss	(366,872)	(903,495)	(2,332,765)	(1,803,226)
Interest income, net	73,097	53,382	114,906	115,472

Loss from continuing operations	(293,775)	(850,113)	(2,217,859)	(1,687,754)
Loss from discontinued operations	(69,036)	(105,488)	(156,600)	(222,023)

Net loss	$(362,811)	$(955,601)	$(2,374,459)	$(1,909,777)

Net loss per share - basic and diluted:
Continuing operations	$(0.04)	$(0.13)	$(0.34)	$(0.26)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)

Net loss per share - basic and diluted.	$(0.05)	$(0.15)	$(0.36)	$(0.30)

Weighted average common shares outstanding — basic and diluted	6,596,880	6,386,199	6,507,156	6,386,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Exercise of employee stock options	214,033	2,140	628,876	—	631,016
Net loss	—	—	—	(2,374,459)	(2,374,459)

Balance at June 30, 2004	6,600,232	$66,002	$42,623,470	$(26,383,311)	$16,306,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDQUEST NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2004	2003
Operating Activities
Net loss from continuing operations	$(2,217,859)	$(1,687,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(156,600)	(222,023)
Depreciation and amortization	454,801	569,071
Loss on disposition of property and equipment and asset write-downs	76,522	—
Changes in operating assets and liabilities:
Accounts receivable	(98,679)	(175,391)
Accounts payable and accrued expenses	(334,516)	170,878
Deferred revenue	142,331	35,631
Other assets	(167,998)	(252,494)

Net cash used in operating activities	(2,301,998)	(1,562,082)
Investing Activities
Additions to property and equipment	(166,668)	(156,111)
Loan to Ntera Holdings, Inc.	(2,000,000)	—

Net cash used in investing activities	(2,166,668)	(156,111)
Financing Activities
Proceeds from exercise of stock options	631,016	—
Decrease in cash and cash equivalents	(3,837,650)	(1,718,193)
Cash and cash equivalents at beginning of period	17,931,820	20,721,207

Cash and cash equivalents at end of period	$14,094,170	$19,003,014

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,625	$2,315

Non-cash increase in ValuCom assets and accrued liabilities	$750,000	$—

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

2. Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. As a result of the transaction the Company will record a pre-tax gain on the disposition of Cash2India of approximately $787,000 in the third quarter of 2004.

     Operating results from discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$144,791	$140,683	$299,733	$276,608
Cost of revenue	(59,770)	(45,036)	(119,071)	(87,685)

Gross profit	85,021	95,647	180,662	188,923
Operating expenses	(154,057)	(201,135)	(337,262)	(410,946)

Net loss	$(69,036)	$(105,488)	$(156,600)	$(222,023)

     The components of net assets of discontinued operations are as follows:

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$386,771	$514,635
Accounts receivable	446,297	409,717
Prepaid expenses and other current assets	—	71,988
Property and equipment, net	168,562	236,308
Accounts payable and accrued expenses	(232,913)	(210,658)

Net assets of discontinued operations	$768,717	$1,021,990

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Net Loss Per Share

     Stock options and warrants convertible into 1,644,856 and 1,775,947 shares of the Company’s common stock at June, 30, 2004 and 2003, respectively, are excluded from the calculation of net loss per share as their effect would be antidilutive.

4. Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of June 30, 2004. A consulting company managed by one of the Company’s directors holds warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

5. Merger Agreement with Ntera Holdings

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

6. Promissory Note

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.00% at June 30, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of .95% per annum.

7. Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At June 30, 2004, the Company’s obligation under both the agreements totaled $750,000. Substantially, all of the ValuCom purchase consideration was allocated to customer lists, which is included in other long-term assets.

WORLDQUEST NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Stock-Based Compensation

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(362,811)	$(955,601)	$(2,374,459)	$(1,909,777)
Less stock-based employee compensation expense	(23,060)	(35,168)	(130,860)	(97,036)

Pro forma net loss	$(385,871)	$(990,769)	$(2,505,319)	$(2,0006,813)

Earnings per share:
As reported – basic and diluted	$(0.5)	$(0.15)	$(0.36)	$(0.30)

Pro forma – basic and diluted	$(0.6)	$(0.16)	$(0.39)	$(0.31)

9. Legal Matters

     In December 1996, the Company applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest retained all rights to the trademarks in question. WorldQuest has approximately three months from June 30, 2004 to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made within the next few months.

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

Overview

     We are an international Internet telephony company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms including prepaid wireless and prepaid Internet and from time to time we sell our excess capacity to other long distance carriers.

     As of June 30, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 41%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

     Our primary source of revenue is the fees that we receive from our telephony customers for completing calls over our network. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards.

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

Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.

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

Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At June 30, 2004, the Company’s obligation under both the agreements totaled $750,000. Substantially, all of the ValuCom purchase consideration was allocated to customer lists, which is included in other long-term assets.

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

Income Taxes

     As of June 30, 2004, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue

     Revenue increased approximately 12% to $2,787,000 for the three months ended June 30, 2004 from $2,496,000 for the three months ended June 30, 2003. The increase in revenue is attributable to the addition of $712,000 in revenue from the ValuCom transaction partially offset by a $421,000 decrease in non-ValuCom revenue. Approximately 79% of the ValuCom revenue, or $566,000, is attributable to the sale of virtual calling cards processed through other companies’ platforms. We expect the percentage of ValuCom revenue from reselling products from other companies will decrease as we migrate the ValuCom business over our network and platform. The decrease in non-ValuCom revenue is primarily attributable to a decrease in the average rate per minute charged to our customers. Overall, our minutes of use have increased to 14.4 million minutes for the three months ended June 30, 2004, up 2% from 14.1 million minutes for the three months ended June 30, 2003, and sequentially up 17% from the first quarter of 2004. The increase in the minutes of use in the 2004 second quarter is primarily attributable to the addition of the ValuCom business.

     A substantial portion of our customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 21% to $2,251,000 for the three months ended June 30, 2004 from $1,865,000 for the three months ended June 30, 2003. This $386,000 increase is attributable to a net increase in revenue and to a decrease in our gross profit percentage to approximately 19% during the second quarter of this year from approximately 25% in the year ago quarter. The decrease in gross profit percentage during the quarter was partially due to the addition of lower margin ValuCom revenue. ValuCom was a reseller of other carriers’ products and accordingly, had a lower gross profit margin. During the second quarter we substantially completed the integration of ValuCom and we now expect the ValuCom gross-profit margin will improve as we migrate the business over our VoIP network. During this quarter, we also experienced an increase in certain international termination rates from our carriers for which we have correspondingly increased the rates we charge our customers for calling these destinations.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 49% to $666,000 for the three months ended June 30, 2004 from $1,307,000 for the three months ended June 30, 2003. This $641,000 decrease is due primarily to lower personnel costs associated with the reduction in staffing levels from 33 full-time employees as of June 30, 2003 to 19 full-time employees at June 30, 2004, and the Company’s efforts to concentrate on its core Internet telephony business. Selling, general and administrative expenses for the 2004 second quarter also include a benefit of $167,000 in connection with the settlement of vendor disputes.

Merger Expenses

     During the second quarter of 2004 we incurred merger related expenses of approximately $41,000 primarily for legal fees associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings).

Depreciation and Amortization

     Depreciation and amortization decreased approximately 14% to $195,000 for the three months ended June 30, 2004 from $227,000 for the three months ended June 30, 2003. The decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2003. Also, effective January 1, 2004 the Company changed its estimated useful life from 3 years to 5 years for certain switching and Internet gateway equipment which had a remaining life of 1.3 years and a net book value of $135,000 at the date of the change in estimate.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents increased to $75,000 for the three months ended June 30, 2004 from $54,000 for the three months ended June 30, 2003. The increase is due primarily to interest income earned on the bridge loan made to Ntera Holdings, Inc. in March 2004. Interest expense for the 2004 second quarter totaled approximately $2,000 compared to $1,000 in the comparable 2003 quarter.

Loss From Continuing Operations

     We incurred a net loss from continuing operations of $294,000 for the three months ended June 30, 2004 compared to a net loss of $850,000 for the three months ended June 30, 2003. The decrease in net loss from continuing operations for the 2004 second quarter is primarily attributable to an increase in revenues of $291,000 offset by an increase in cost of revenues of $386,000 and to a decrease in selling, general and administrative expenses due to the reduction in staffing levels and the Company’s efforts to concentrate on its core Internet telephony business.

Loss From Discontinued Operations

     The loss from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in notes to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. As a result of this transaction, which was completed in July 2004, the Company will record a pre-tax gain on the disposition of approximately $787,000 in the third quarter of 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue

     Revenue increased slightly to $4,800,000 for the six months ended June 30, 2004 from $4,782,000 for the six months ended June 30, 2003. The increase is a result of the addition of $712,000 in revenue from the ValuCom transaction offset by a $694,000 decrease in non-ValuCom revenue. Approximately 79% of the ValuCom revenue, or $566,000, is attributable to the sale of virtual calling cards processed through other companies’ platforms. We expect the percentage of ValuCom revenue from reselling products from other companies will decrease as we migrate the ValuCom business over our network and platform. The decrease in non-ValuCom revenue is primarily attributable to a decrease in the average rate per minute charged to our customers. Overall, our minutes of use have increased to 26.7 million minutes for the six months ended June 30, 2004, up approximately 8% from 24.8 million minutes for the six months ended June 30, 2004.

     A substantial portion of our customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 5% to $3,793,000 for the six months ended June 30, 2004 from $3,615,000 for the six months ended June 30, 2003. This $178,000 increase is due primarily to a decrease in our gross profit percentage to approximately 21% during the second quarter of this year from approximately 24% in the year ago period. The decrease in gross profit percentage was partially due to the addition of lower margin ValuCom revenue. ValuCom was a reseller of other carriers’ products and accordingly, had a lower gross profit margin. During the second quarter we substantially completed the integration of the ValuCom business and we expect the ValuCom gross-profit margin to improve as we migrate the business over our VoIP network. Also during the second quarter we experienced an increase in certain international termination rates from our carriers which negatively impacted our gross profit margin for which we have correspondingly increased the rates we charge our customers for calling these destinations.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 28% to $1,768,000 for the six months ended June 30, 2004 from $2,471,000 for the six months ended June 30, 2003. This $703,000 decrease is due primarily to lower personnel costs associated with the reduction in staffing levels from 33 full-time employees at June 30, 2003 to 19 full-time employees at June 30, 2004, and the Company’s efforts to concentrate on its core Internet telephony business. Selling, general and administrative expenses for the six months ended June 30, 2004 include a benefit of $167,000 in connection with the settlement of vendor disputes and an impairment charge of approximately $60,000 related to certain stored value equipment that is no longer in use. Selling, general, and administrative expenses for the six months ended June 30, 2003 include a benefit of $125,000 in connection with the Company’s Qwest settlement (see Item 1 – Legal Proceedings in Part II of this Report).

Merger Expenses

     For the six months ended June 30, 2004 we incurred merger expenses of approximately $1,208,000 primarily for: legal fees ($415,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($27,000), and other administrative expenses ($58,000) associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings).

Depreciation and Amortization

     Depreciation and amortization decreased approximately 27% to $363,000 for the six months ended June 30, 2004 from $499,000 for the six months ended June 30, 2003. This $136,000 decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2003.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents was $118,000 for the six months ended June 30, 2004 and $117,000 for the six months ended June 30, 2003. Interest income for the six months ended June 30, 2004 includes interest earned on the Ntera Holdings, Inc. bridge loan commencing March 17, 2004 offset by lower interest income due to a decrease in the average cash balance invested. Interest expense for the 2004 period totaled $3,000 compared to $2,000 in the comparable 2003 period.

Loss From Continuing Operations

     We incurred a net loss from continuing operations of $2,218,000 for the six months ended June 30, 2004 compared to a net loss of $1,688,000 for the six months ended June 30, 2003. The increase in net loss from continuing operations in the 2004 period is primarily attributable to Ntera Holdings, Inc. merger expenses of approximately $1,208,000 partially offset by a decrease in selling, general and administrative expenses due to the reduction in staffing levels and the Company’s efforts to concentrate on its core Internet telephony business.

Loss From Discontinued Operations

     The loss from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in Note 2 to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. As a result of this transaction, which was completed in July 2004, the Company will be recording a pre-tax gain on the disposition of approximately $787,000 in the third quarter of 2004.

Liquidity and Capital Resources

     As of June 30, 2004, we had approximately $14,094,000 of cash and cash equivalents and working capital of approximately $14,927,000. We generated negative cash flow from operating activities of approximately $2,302,000 during the six months ended June 30, 2004, compared with negative cash flow from operating activities of approximately $1,562,000 during the six months ended June 30, 2003. Net cash used in operating activities for the 2004 and 2003 periods primarily consisted of net operating losses as well as changes in working capital. The $740,000 increase in cash used in operating activities in the 2004 period from the 2003 period is due primarily to expenses incurred in connection with the Ntera Holdings, Inc. merger agreement.

     Cash used in investing activities was $2,167,000 for the six months ended June 30, 2004 and $156,000 for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004 includes a $2,000,000 loan made to Ntera Holdings, Inc. in connection with the merger agreement. The loan bears interest at 7% per annum and Ntera Holdings, Inc. and certain of its subsidiaries have granted WorldQuest a security interest in their assets to secure repayment of the loan. If the merger agreement is terminated for any reason, the full amount of the loan and accrued interest will become due and payable within six months of such termination.

     For the six months ended June 30, 2004, the Company has generated cash from financing activities of $631,000 related to the exercise of stock options.

     In 2001, we borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.00% at June 30, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 0.95% per annum.

     The Company provided ValuCom and Rediff irrevocable letters of credit in connection with the Company’s purchase of certain assets from ValuCom and the Company’s advertising agreement with Rediff. The letters of credit are secured by deposits in a money market fund and the amount of the letters of credit and security deposits are reduced as the monthly installments are paid. At June 30, 2004, the Company’s obligation under both agreements was $750,000.

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

Income Taxes

     As of June 30, 2004, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, the Company applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest shall retain all rights to the trademarks in question. WorldQuest has approximately three months from June 30, 2004 to cease using the name “WorldQuest”. We are currently evaluating potential corporate names and anticipate that a decision will be made within the next few months.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. We are not involved in any other material legal proceedings at this time.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through June 30, 2004, the net proceeds were applied toward:

-	Repayment of indebtedness, $4,498,000;

-	Equipment purchases including additional back-up systems, $4,456,000;

-	Merger and acquisition related, $3,175,000;

-	Software development, $848,000; and

-	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $9,229,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed as a part of this Report on Form 10-QSB pursuant to Item 601 of regulation S-B:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of March 16, 2004, among WorldQuest, Ntera Holdings, Inc. and Engin Yesil, filed as exhibit 2.1 to WorldQuest’s Current Report on Form 8-K/A dated March 19, 2004, as amended, and incorporated herein by this reference.

2.2*	Stock Purchase Agreement dated as of July 26, 2004, by and among Xoom Corporation, Inc., WorldQuest Networks, Inc., and WQN Mercury Inc., filed as exhibit 2.2 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.3*	Promissory Note dated as of July 26, 2004, by and between Xoom Corporations, Inc. and WorldQuest Networks, Inc. filed as exhibit 2.3 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.4*	Stock Pledge Agreement dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.5 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.5*	Stock Purchase Warrant dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.5 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.5 to the Second Registration Statement, and incorporated herein by this reference.

4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

Exhibit
Number	Description of Exhibits
10.1	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.2	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.4	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.5	Employment agreement by and between WorldQuest Networks, Inc. and B. Michael Adler effective as of April 14, 2003 filed as exhibit 10.10 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

10.6	Employment agreement by and between WorldQuest Networks, Inc. and Victor E. Grijalva effective as of April 14, 2003 filed as exhibit 10.12 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current report on Form 8-K dated April 12, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 5, “Other Events” the Company’s press release announcing that it had acquired the business of ValuCom, a premier South Asian long distance company. The Company filed a Current report on Form 8-K dated May 17, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the quarter ended March 31, 2004. The Company filed a Current report on Form 8-K dated July 28, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 5, “Other Events” the Company’s press release announcing the sell of its Cash2India subsidiary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WORLDQUEST NETWORKS, INC.

August 12, 2004	By:	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)