Form 10QSB
period 2004-09-30
WQN, Inc.
filed 2004-11-15
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-27751

WQN, INC.

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

YES  ☒  NO  ☐

At October 31, 2004, the registrant had outstanding 6,814,382 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

WQN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WQN, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$14,347,262	$17,931,820
Accounts receivable, net	504,047	553,251
Current portion of notes receivable and accrued interest	2,427,796	—
Prepaid expenses and other current assets	675,268	557,577

Total current assets	17,954,373	19,042,648
Property and equipment, net	564,232	1,039,783
Note receivable	291,667	—
Other assets, net	1,033,541	101,192

Total assets	$19,843,813	$20,183,623

Current liabilities:
Accounts payable	$1,391,420	$1,108,152
Accrued expenses	811,715	471,746
Deferred revenue	385,934	254,121

Total current liabilities	2,589,069	1,834,019
Promissory note	300,000	300,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized shares—10,000,000; none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.01 per share; Authorized shares—50,000,000; issued outstanding shares— 6,814,382 at September 30, 2004 and 6,386,199 at December 31, 2003	68,144	63,862
Additional capital	43,068,264	41,994,594
Accumulated deficit	(26,181,664)	(24,008,852)

Total stockholders’ equity	16,954,744	18,049,604

Total liabilities and stockholders’ equity	$19,843,813	$20,183,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Retail telephony revenue	$2,254,098	$2,326,676	$6,982,011	$7,029,318
Wholesale telephony and other revenue	1,346,122	90,966	1,417,927	170,112

Total revenue	3,600,220	2,417,642	8,399,938	7,199,430
Cost of revenue	3,133,505	1,769,254	6,926,839	5,384,433

Gross profit	466,715	648,388	1,473,099	1,814,997
Operating expenses:
Selling, general and administrative	814,071	1,094,421	2,582,246	3,564,015
Merger expenses	82,089	—	1,290,173	—
Depreciation and amortization	212,134	191,081	575,024	689,633

Total operating expenses	1,108,294	1,285,502	4,447,443	4,253,648

Operating loss	(641,579)	(637,114)	(2,974,344)	(2,438,651)
Interest income, net	87,684	45,854	202,590	159,635

Loss from continuing operations	(553,895)	(591,260)	(2,771,754)	(2,279,016)
Net gain (loss) from discontinued operations	755,542	(150,829)	598,942	(372,850)

Net income (loss)	$201,649	$(742,089)	$(2,172,812)	$(2,651,866)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.08)	$(0.09)	$(0.43)	$(0.36)
Discontinued operations	0.11	(0.03)	0.10	(0.06)

Net income (loss) per share	$0.03	$(0.12)	$(0.33)	$(0.42)

Weighted average common shares outstanding - basic and diluted	6,733,799	6,386,199	6,583,255	6,386,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Exercise of employee stock options	428,183	4,282	1,073,670	—	1,077,952
Net loss	—	—	—	(2,172,812)	(2,172,812)

Balance at September 30, 2004	6,814,382	$68,144	$43,068,264	$(26,181,664)	$16,954,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net loss from continuing operations	$(2,771,754)	$(2,279,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(178,172)	(372,850)
Depreciation and amortization	682,321	798,840
Loss on disposition of property and equipment and asset write-downs	76,522	—
Changes in operating assets and liabilities:
Accounts receivable	(28,592)	(307,086)
Accounts payable and accrued expenses	98,237	373,819
Deferred revenue	131,813	25,333
Other assets	(637,926)	(105,602)

Net cash used in operating activities	(2,627,551)	(1,866,562)
Investing Activities
Additions to property and equipment	(245,160)	(246,825)
Proceeds from the sale of subsidiary	851,868	—
Note from the sale of subsidiary	(700,000)	—
Payments received on note from the sale of subsidiary	58,333	—
Loan to Ntera Holdings, Inc.	(2,000,000)	—

Net cash used in investing activities	(2,034,959)	(246,825)
Financing Activities
Proceeds from exercise of stock options	1,077,952	—
Decrease in cash and cash equivalents	(3,584,558)	(2,113,387)
Cash and cash equivalents at beginning of period	17,931,820	20,721,207

Cash and cash equivalents at end of period	$14,347,262	$18,607,820

Supplemental Disclosure of Cash Flow Information
Interest paid	$500	$913

Non-cash increase in ValuCom assets and accrued liabilities	$525,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WQN, Inc. (formerly WorldQuest Networks, Inc.) and subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2. Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $641,667 as of September 30, 2004. As a result of the transaction the Company recorded gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net gain/(loss) from discontinued operations is comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$40,294	$134,316	$340,027	$410,923
Cost of revenue	(15,898)	(48,444)	(134,969)	(136,129)

Gross profit	24,396	85,872	205,058	274,794
Operating expenses	(45,968)	(236,701)	(383,230)	(647,644)

Net loss	(21,572)	(150,829)	(178,172)	(372,850)
Gain on disposal	777,114	—	777,114	—

Net gain/(loss) on discontinued operations	$755,542	$(150,829)	$598,942	$(372,850)

     The components of net assets of discontinued operations are as follows:

	September 30,	December 31,
	2004	2003
Cash and cash equivalents	$—	$514,635
Accounts receivable	—	409,717
Prepaid expenses and other current assets	—	71,988
Property and equipment, net	—	236,308
Accounts payable and accrued expenses	—	(210,658)

Net assets of discontinued operations	$—	$1,021,990

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

3. Earnings (Loss) Per Share

     Stock options and warrants convertible into 1,712,856 and 1,775,947 shares of the Company’s common stock at September 30, 2004 and 2003, respectively, are excluded from the calculation of diluted earning per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.

4. Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of September 30, 2004. A consulting company managed by one of the Company’s directors holds warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005. In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company (see Note 11).

5. Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. On September 2, 2004 the Company terminated the Agreement with Ntera. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. Ntera granted WQN a security interest in its assets to secure repayment of the loan. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. Ntera is currently in default of its repayment obligations under the terms of the loan agreement; however, the Company is in discussions with Ntera to modify the repayment terms. The Company believes the loan and accrued interest of $78,000 at September 30, 2004 will be repaid in full during the first quarter of 2005. If we are unable to reach agreement on the repayment terms with Ntera, we may be forced to pursue the remedies available to us under the loan agreement and the security agreement.

6. Promissory Note

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.75% at September 30, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.48% per annum.

7. Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At September 30, 2004, the Company’s obligation under both the agreements totaled $525,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other long-term assets and is being amortized over four years.

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

8. Distribution and Marketing Agreement

     In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 4,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 which is included as other long-term assets and is being amortized over the three year term of the agreement.

9. Stock-Based Compensation

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net gain (loss) as reported	$201,647	$(742,089)	$(2,172,812)	$(2,651,868)
Less stock-based employee compensation expense	(21,298)	(27,291)	(152,158)	(124,606)

Pro forma net gain (loss)	$180,349	$(769,380)	$(2,324,970)	$(2,776,474)

Earnings per share:
As reported — basic and diluted	$0.03	$(0.12)	$(0.33)	$(0.42)

Pro forma — basic and diluted	$0.03	$(0.12)	$(0.35)	$(0.43)

10. Legal Matters

     Pursuant to the term of a settlement agreement with Qwest Communications arising out of a trademark dispute, on November 9, 2004 the Company changed its name to WQN, Inc. from WorldQuest Networks, Inc.

     In September 2004, the Company settled a dispute with a vendor from which it had purchased telecommunication services. Under the terms of the settlement, the Company agreed to purchase from the vendor a total of $960,000 in telecommunication services at rates less than the Company is paying for similar services over a fourteen month period. The Company must purchase a minimum of $80,000 per month in services beginning in the month that is four months after the settlement date.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company’s financial position or results of operations.

11. Subsequent Event

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in “Private Investments in Public Entities”. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company will account for its partnership interest under the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of WQN, Inc. should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Forward-Looking Statements

     Certain statements in this report, including statements of WQN’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside WorldQuest’s control. These forward-looking statements include statements of management’s plans and objectives for WorldQuest’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission.

Overview

     We are an international Internet telephony company. Our customers utilize our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sell virtual calling cards processed through other companies’ platforms including prepaid wireless and prepaid Internet and from time to time we sell our excess capacity to other long distance carriers. In September 2004, we began selling virtual calling cards processed through our platform to other companies who then re-sell our product to the end consumer under their private brand. Also, in September 2004, we entered into a distribution and marketing agreement giving us distribution of prepaid calling cards and other telephony products to more than 4,000 retail outlets in Southern California.

     As of September 30, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

     Our primary source of revenue is the fees that we receive from our telephony customers for completing calls over our network and from the sale of telephony products to our network of distributors in the Southern California market. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards. Our revenue from the sale of telephony products to our distributors is included as wholesale telephony revenue. We provide some of our credit worthy wholesale customers with terms that generally allow them to pay for our products within two weeks. All other wholesale customers pay for our products upfront.

     Cost of telephony revenue consists primarily of data communication and telecommunication expenses to terminate long distance traffic over our networks, which vary proportionately with the volume of traffic carried over our network. These costs include Internet related expenses to send voice traffic over the Internet, fees we pay to terminate calls, fees we pay to utilize the traditional telephone network to terminate our calls, expenses incurred to connect our customers to our network, and fees we pay to other service providers for the purchase of telecom and other products which we distribute.

     Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses.

Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $641,667 as of September 30, 2004. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.

Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. On September 2, 2004 the Company terminated the Agreement with Ntera. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. Ntera granted WQN a security interest in its assets to secure repayment of the loan. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. Ntera is currently in default of its repayment obligations under the terms of the loan agreement; however, the Company is in discussions with Ntera to modify the repayment terms. The Company believes the loan and accrued interest of $78,000 at September 30, 2004 will be repaid in full during the first quarter of 2005. If we are unable to reach agreement on the repayment terms with Ntera, we may be forced to pursue the remedies available to us under the loan agreement and the security agreement.

Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At September 30, 2004, the Company’s obligation under both the agreements totaled $525,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other long-term assets.

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

Revenue Recognition

     The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We bill our telephony calling card customers on a prepaid basis through credit cards and recognize the revenue in the period in which the call is completed. A substantial portion of the Company’s revenues is derived from the sale of prepaid phone cards that terminate in India. We recognize sales of termination services we provide to other long distance carriers in the period in which the service is provided which is when the call is completed. We recognize the sale of telephony products that we re-sell from other providers upon delivery of the product to the wholesale customer.

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

Income Taxes

     As of September 30, 2004, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

     Revenue increased approximately 49% to $3,600,000 for the three months ended September 30, 2004 from $2,417,000 for the three months ended September 30, 2003. The $1,183,000 increase in revenue is attributable to a $1,255,000 increase in wholesale telephony revenue partially offset by a $72,000 decrease in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company distribution to more than 4,000 retail locations in Southern California. During the third quarter of 2004, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. In the next few months we expect to purchase less products from these providers as we begin selling our proprietary calling cards and VoIP and WiFi products through this distribution channel. We expect wholesale telephony revenue will continue to increase during the fourth quarter of 2004. The decrease in retail telephony is primarily attributable to a decrease in the average price per minute we charged our customers reflecting an overall market decrease in prices charged for calls to international destinations. Overall, our minutes of use have increased to 13.4 million minutes for the three months ended September 30, 2004, up from 13.3 million minutes for the three months ended September 30, 2003.

     A substantial portion of our retail telephony customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 77% to $3,134,000 for the three months ended September 30, 2004 from $1,769,000 for the three months ended September 30, 2003. This $1,365,000 increase is primarily attributable to an increase in wholesale telephony revenue. Our gross profit percentage was approximately 13% during the third quarter of this year, a decrease from approximately 27% in the year ago quarter. The decrease in gross profit percentage during the quarter was primarily due to the addition of lower margin wholesale telephony revenue. During the third quarter of 2004, wholesale revenue consisted primarily of reselling other carriers’ products. During the coming months, we expect the wholesale gross-profit margin will improve as we migrate the business over our VoIP network. Excluding the wholesale operations, our gross profit margin for the third quarter of 2004 was approximately 19%. The decrease in our retail gross profit margin was primarily attributable to a decrease in the average selling price per minute without a corresponding decrease in the average termination price per minute.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 26% to $814,000 for the three months ended September 30, 2004 from $1,094,000 for the three months ended September 30, 2003. This $280,000 decrease is due primarily to lower personnel costs associated with the reduction in staffing levels from 33 full-time employees as of September 30, 2003 to 23 full-time employees at September 30, 2004, and the Company’s efforts to concentrate on its core Internet telephony business.

Merger Expenses

     During the third quarter of 2004 we incurred merger related expenses of approximately $82,000 primarily for legal fees associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings).

Depreciation and Amortization

     Depreciation and amortization increased approximately 11% to $212,000 for the three months ended September 30, 2004 from $191,000 for the three months ended September 30, 2003. The increase in depreciation and amortization is primarily attributable to the increase in depreciable assets in the second quarter of 2004 in connection with the acquisition of assets (primarily customer databases) from ValuCom (see Item 2 — Management Discussion and Analysis or Plan of Operation — Value Communications Transaction).

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents increased to $89,000 for the three months ended September 30, 2004 from $47,000 for the three months ended September 30, 2003. The increase is due primarily to interest income earned on the bridge loan made to Ntera Holdings, Inc. in March 2004 and interest income earned on the Company’s note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2004 third quarter totaled approximately $1,000 compared to $1,000 in the comparable 2003 quarter.

Loss From Continuing Operations

     We incurred a loss from continuing operations of $553,000 for the three months ended September 30, 2004 compared to a loss of $591,000 for the three months ended September 30, 2003. The decrease in loss from continuing operations for the 2004 second quarter is primarily attributable to a $280,000 decrease in selling, general and administrative expenses and to a $42,000 increase in interest income partially offset by a $181,000 reduction in the Company’s gross profit, the addition $82,000 of Ntera merger expenses and a $21,000 increase in depreciation and amortization.

Gain/(Loss) From Discontinued Operations

     The gain/(loss) from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Note 2, Discontinued Operations in notes to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. As a result of this transaction, the Company recorded a gain on the disposition of approximately $777,000 in the third quarter of 2004 and a loss from discontinued operations of $21,000.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

     Revenue increased approximately 17% to $8,400,000 for the nine months ended September 30, 2004 from $7,199,000 for the nine months ended September 30, 2003. The $1,201,000 increase is a result of a $1,248,000 increase in wholesale telephony revenue partially offset by a $47,000 reduction in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company distribution to more than 4,000 retail locations in Southern California. During the third quarter of 2004, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. In the next few months we expect to purchase less products from these providers as we begin selling our proprietary calling cards and VoIP and WiFi products through this distribution channel. We expect wholesale telephony revenue will continue to increase during the fourth quarter of 2004. The decrease in retail telephony is primarily attributable to a decrease in the average price per minute we charge our customers reflecting an overall market decrease in price charged for calls to international destinations. Overall, our minutes of use have increased to 40.1 million minutes for the nine months ended September 30, 2004, up from 38.1 million minutes for the nine months ended September 30, 2004.

     A substantial portion of our retail customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 29% to $6,927,000 for the nine months ended September 30, 2004 from $5,384,000 for the nine months ended September 30, 2003. This $1,543,000 increase is due primarily to an increase in wholesale telephony revenue. Our gross profit percentage was approximately 18% during the nine months ended September 30, 2004 of this year, a decrease from approximately 25% in the year ago period. The decrease in gross profit percentage during the 2004 period was primarily due to the addition of lower margin wholesale telpony revenue. During the nine months ended September 30, 2004, wholesale telephony revenue consisted primarily of reselling of other carriers’ products. During the coming months we expect the wholesale gross-profit margin will improve as we migrate the business over our VoIP network. Excluding the wholesale operations, our gross profit margin for the nine months ending September 30, 2004 was approximately 21%. The decrease in our retail gross profit margin was primarily attributable to a decrease in the average selling price per minute without a corresponding decrease in the average termination price per minute.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 28% to $2,582,000 for the nine months ended September 30, 2004 from $3,564,000 for the nine months ended September 30, 2003. This $982,000 decrease is due primarily to lower personnel costs associated with the reduction in staffing levels from 33 full-time employees at September 30, 2003 to 23 full-time employees at September 30, 2004, and the Company’s efforts to concentrate on its core Internet telephony business. Selling, general and administrative expenses for the nine months ended September 30, 2004 include a benefit of $167,000 in connection with the settlement of vendor disputes and an impairment charge of approximately $60,000 related to certain stored value equipment that is no longer in use. Selling, general, and administrative expenses for the nine months ended September 30, 2003 include a benefit of $209,000 in connection with a legal settlement.

Merger Expenses

     For the nine months ended September 30, 2004 we incurred merger expenses of approximately $1,290,000 primarily for: legal fees ($497,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($27,000), and other administrative expenses ($58,000) associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings).

Depreciation and Amortization

     Depreciation and amortization decreased approximately 17% to $575,000 for the nine months ended September 30, 2004 from $690,000 for the nine months ended September 30, 2003. This $115,000 decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2003 offset by an increase in depreciable assets in the second quarter of 2004 in connection with the acquisition of the ValuCom assets.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents was $206,000 for the nine months ended September 30, 2004 and $164,000 for the nine months ended September 30, 2003. The increase is due primarily to interest income earned on the bridge loan made to Ntera Holdings, Inc. in March 2004 and interest income earned on the Company’s note receivable from the sale of the financial services subsidiary. Interest expense for the 2004 period totaled $3,000 compared to $3,000 in the comparable 2003 period.

Loss From Continuing Operations

     We incurred a loss from continuing operations of $2,772,000 for the nine months ended September 30, 2004 compared to a loss of $2,279,000 for the nine months ended September 30, 2003. The increase in loss from continuing operations in the 2004 period is primarily attributable to the expenses associated with the Ntera Holdings, Inc. merger agreement of approximately $1,290,000 and a $342,000 decrease in gross profit partially offset by a $981,000 decrease in selling, general and administrative expenses, a $115,000 decrease in depreciation and amortization, and a $43,000 increase in net interest income.

Gain/(Loss) From Discontinued Operations

     The gain/(loss) from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in Note 2 to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. As a result of this transaction, the Company will recorded a gain on the disposition of approximately $777,000 in the third quarter of 2004.

Liquidity and Capital Resources

     As of September 30, 2004, we had approximately $14,347,000 of cash and cash equivalents and working capital of approximately $15,365,000. We generated negative cash flow from operating activities of approximately $2,628,000 during the nine months ended September 30, 2004, compared with negative cash flow from operating activities of approximately $1,867,000 during the nine months ended September 30, 2003. Net cash used in operating activities for the 2004 and 2003 periods primarily resulted from operating losses as well as changes in working capital. The $761,000 increase in cash used in operating activities in the 2004 period from the 2003 period is due primarily to expenses incurred in connection with the Ntera Holdings, Inc. merger agreement.

     Cash used in investing activities was $2,035,000 for the nine months ended September 30, 2004 and $247,000 for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004 includes a $2,000,000 loan made to Ntera Holdings, Inc. in connection with the merger agreement and $852,000 in proceeds received in connection with the sale of our financial services subsidiary. The Ntera loan bears interest at 7% per annum and is secured by the assets of Ntera Holdings, Inc. and certain of its subsidiaries. On September 2, 2004 the Company terminated the merger with Ntera. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the merger agreement. Ntera is currently in default of its repayment obligations under the terms of the loan agreement; however, the Company is in discussions with Ntera to modify the repayment terms, which the Company expects to provide for the repayment of the loan in full during the first quarter of 2005. If we are unable to reach agreement on the repayment terms with Ntera, we may be forced to pursue the remedies available to us under the loan agreement and the security agreement.

     For the nine months ended September 30, 2004, the Company has generated cash from financing activities of $1,078,000 related to the exercise of stock options.

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (4.75% at September

30, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.48% per annum.

     The Company provided ValuCom and Rediff irrevocable letters of credit in connection with the Company’s purchase of certain assets from ValuCom and the Company’s advertising agreement with Rediff. The letters of credit are secured by deposits in a money market fund and the amount of the letters of credit and security deposits are reduced as the monthly installments are paid. At September 30, 2004, the Company’s obligation under both agreements was $525,000.

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in “Private Investments in Public Entities”. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company will account for its partnership interest under the equity method of accounting.

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

Income Taxes

     As of September 30, 2004, we had approximately $25,134,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Pursuant to the term of a settlement agreement with Qwest Communications arising out of a trademark dispute, on November 9, 2004 the Company changed its name to WQN, Inc. from WorldQuest Networks, Inc.

     In September 2004, the Company settled a dispute with a vendor from which it had purchased telecommunication services. Under the terms of the settlement, the Company agreed to purchase from the vendor a total of $960,000 in telecommunication services at rates less than the Company is paying for similar services over a fourteen month period. The Company must purchase a minimum of $80,000 per month in services beginning in the month that is four months after the settlement date.

     The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WorldQuest were approximately $36.3 million. From the time of receipt through September 30, 2004, the net proceeds were applied toward:

-	Repayment of indebtedness, $4,498,000;

-	Equipment purchases including additional back-up systems, $4,463,000;

-	Merger and acquisition related, $3,210,000;

-	Software development, $918,000; and

-	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $8,863,000.

     The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

     Of the $4,498,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 38% of our Common Stock and is controlled by B. Michael Adler, our Chief Executive Officer and President.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed as a part of this Report on Form 10-QSB pursuant to Item 601 of regulation S-B:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of March 16, 2004, among WorldQuest, Ntera Holdings, Inc. and Engin Yesil, filed as exhibit 2.1 to WorldQuest’s Current Report on Form 8-K/A dated March 19, 2004, as amended, and incorporated herein by this reference.

2.2	Stock Purchase Agreement dated as of July 26, 2004, by and among Xoom Corporation, Inc., WorldQuest Networks, Inc., and WQN Mercury Inc., filed as exhibit 2.2 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.3	Promissory Note dated as of July 26, 2004, by and between Xoom Corporations, Inc. and WorldQuest Networks, Inc. filed as exhibit 2.3 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.4	Stock Pledge Agreement dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.5 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.5	Stock Purchase Warrant dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.5 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.5 to the Second Registration Statement, and incorporated herein by this reference.

4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

Exhibit
Number	Description of Exhibits
10.1	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

10.2	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.4	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.5	Employment agreement by and between WorldQuest Networks, Inc. and B. Michael Adler effective as of April 14, 2003 filed as exhibit 10.10 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

10.6	Employment agreement by and between WorldQuest Networks, Inc. and Victor E. Grijalva effective as of April 14, 2003 filed as exhibit 10.12 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current report on Form 8-K dated August 10, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 12, “Results of Operations and Financial Condition,” the Company’s press release announcing its financial results for the quarter ended June 30, 2004. The Company filed a Current report on Form 8-K dated September 3, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 1, “Termination of a Material Definitive Agreement” the Company’s press release announcing the termination of the Agreement and Plan of Merger, dated as of March 16, 2004, by and among the Company, Ntera Holdings, Inc. and Engin Yesil, the principal shareholder of Ntera. The Company filed a Current report on Form 8-K dated October 13, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 7, “Regulation FD Disclosure” the Company’s press release announcing a distribution and marketing agreement with Phone House, Inc. The Company filed a Current report on Form 8-K dated October 25, 2004 to furnish in accordance with Securities Exchange Commission Release No. 33-8126 under item 7, “Regulation FD Disclosure” the Company’s press release announcing the appointment of Hal H. Bibee to the Company’s Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WORLDQUEST NETWORKS, INC.

November 12, 2004	By:	/s/ Victor E. Grijalva
Victor E. Grijalva Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)