Form 10KSB
period 2004-12-31
WQN, Inc.
filed 2005-03-31
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission file number 0-27751

WQN, INC.

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

YES ☑       NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $15,263,806.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $3.08 per share, was $9,354,413 as of December 31, 2004.

At January 31, 2005, the registrant had outstanding 6,878,062 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

YES ☐	NO ☑

WQN, INC.

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

General

          We are a Voice Over Internet Protocol (VoIP) telephony company providing international long distance services. VoIP enables voice communications over the Internet by compressing voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the receiving end. Our customers utilize our enhanced VoIP services platform to make and receive calls using their home phone, business phone, personal computer and mobile phone.

          Our business currently includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls as well as the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services including prepaid long distance and prepaid wireless through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We expect to begin selling our proprietary VoIP products through this distribution channel beginning in 2005.

          As of December 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

          We were incorporated in October 1996 as a Texas corporation. We reincorporated in Delaware in October 1999. In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Item 3-Legal Proceedings in Part I of this Report).

Industry Background

          Emergence of Internet Telephony. VoIP has emerged as a low cost alternative technology that can replace services provided by the traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates. Also, VoIP technology enables service providers to offer features and services such as “voice-mail to email” that traditional telephone networks cannot provide.

          Technology research firm JupiterResearch predicts that VoIP telephony services will grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009. VoIP has experienced significant growth in recent years due to:

•	Demand for lower cost telephone service;

•	Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;

•	New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies; and

•	Growing demand for long distance communication services driven by the increased mobility of the global workforce.

          As a result of these developments, consumers, enterprises and telecommunications providers are continuing to embrace offerings from VoIP providers. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services to realize significant cost savings on long distance calls. Enterprises are significantly reducing telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services.

Our Retail Telephony Services

          We offer various VoIP based telephony services primarily to residential consumers which we categorize as retail telephony. We focus on the international long distance market of which a substantial portion of our retail telephony business is currently derived from the sale of services to customers calling from the United States to India. Our centrally managed enhanced services platform supports a full range of customer products and services that enhance quality, lower costs and improve ease of use and management. Our telephony services allow users to access our VoIP platform to make low cost calls to anywhere in the world. Below are the key products and services we offer:

          RocketVoIP. We sell our proprietary next generation VoIP technology service under the brand name RocketVoIP. With RocketVoIP, subscribers can use their broadband service to make and receive unlimited domestic and international calls using a home phone, mobile phone or personal computer. This service is being introduced to WQN’s current customer base and other ethnic groups. RocketVoIP has unique features and advantages over competing products that include:

•	Unlimited local, long distance and international calling to 50 countries, for a low monthly fee;

•	The ability to use a mobile phone to access WQN’s network for high quality unlimited international calls;

•	Free in-network calling;

•	Free features including Caller-ID, Call-Waiting, Call-Forwarding, 3-Way Calling, Voice Mail, and more; and

•	A total calling solution enabling travelers to make and receive phone calls from anywhere in the world using a personal computer and high-speed internet access, including Wi-Fi hotspots.

          Easy Talk. Our EasyTalk service offers competitively priced long distance services which allows customers to speak to the party they are calling by the pressing of two designated buttons from the dial pad of the customer’s phone. Customers are not required to switch their long distance service to use EasyTalk. The EasyTalk service offers many features including:

•	Pinless dialing;

•	Can be used from registered home, office and mobile phones;

•	Access to personal on-line account management tools which enables customers to view their call history and purchase information 24 hrs a day;

•	Recharge their accounts on-line or through our Interactive VoiceResponse System (IVR);

•	Update, modify and change their account information including credit card details; and

•	Communicate with customer service representative by email, live chat or by calling a customer service number.

          My800online.com. Our My800online.com service offers toll free personal 800 numbers that can be routed to any home, office or cell phone in the world. It allows small businesses to create a virtual office telephone and lets international companies provide their U.S. based customers a toll-free number that will ring anywhere in the world. The My800online service offers many feature including:

•	No monthly fees or contracts;

•	International call forwarding;

•	The ability to recharge the number on-line at any time; and

•	Access to personal on-line account management tools which enables customers to view account balance and call history 24 hrs a day.

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

          Our system functions as follows: A potential customer accesses our Web site, follows the prompts to enter their credit card information to purchase the virtual calling card, we verify the credit card within seconds, and we electronically issue a personal identification number, or PIN, and a toll free number to the customer when the electronic purchase transaction is completed. Once sold, the virtual calling card can be used immediately to make international and domestic long distance calls. The customer dials the toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines whether the virtual calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform completes the call and reduces the available credit balance on the virtual calling card at the conclusion of the call.

          Resale of Virtual Calling Cards. We also buy virtual calling cards processed through other companies’ platforms including prepaid long distance and wireless. We buy them at a discount and sell them to our customers on our Web sites as our virtual cards. We sell these virtual cards for calls from the United States to other countries where we have not established our own Internet network and where our negotiated rates with our international long distance carriers are not as favorable and to offer other telecom products and services not available on our platform, such as prepaid wireless. We estimate that less than 1% and 1%, respectively, of our retail telephony revenues for the fiscal years ended December 31, 2004 and 2003 were generated from these virtual calling cards processed through other companies’ platforms.

          Our Retail Telephony Websites. We have various Websites to allow us to target several ethnic niches that make international long distance calls. Our Web sites are accessible 24 hours per day, seven days a week, so we are not constrained by the hours a retail store would be open for business. Our Web sites may also be reached from the customer’s home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores. Our Web sites include the following:

Web Site Address	Web Site Description
www.wqn.com	EasyTalk service and Corporate website
www.rocketvoip.com	RocketVoIP service
www.my800online.com	Personal 800 service
www.valucomonline.com	High-end Indian consumers
www.valumaxonline.com	Indian market
www.card2asia.com	Indian market
www.supertel.com	Iranian market
www.metrotelcom.net	Iranian market
www.wqnwireless.com	Prepaid wireless plans
www.rocketmobile.net	International calling for mobile phone users

          Our Web sites have been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our Web sites operations staff consists of systems administrators who manage, monitor and operate our Web sites. The continued uninterrupted operation of our Web sites is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Web sites. Our network is built around a redundant, high availability backbone. In order to achieve maximum redundancy, our network has several connections to the Internet. We believe these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our services grow.

Wholesale Services

          Our wholesale services consist of the following:

          Distribution of Telephony Products. We distribute telephony services which primarily consists of prepaid calling cards through a network of over 90 private distributors. We sell the product or service to a distributor at a discount who then resells the product or service to a retail outlet. Through this network we estimate we sell products to over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California which gives us access to various large ethnic communities seeking to make international phone calls. A significant portion of our distribution business consists of prepaid calling cards used to call from the United States to Mexico. Through this network we also distribute our products in the Dallas, Houston, Chicago, New York City, Newark, and Miami markets. We plan to use this network in 2005 to sell our proprietary VoIP products.

          Platform Services. We sell our enhanced Internet-based and other telephony services to resellers, corporations, and service providers who then resell the service under their own brand name. Many of these resellers are smaller companies which purchase virtual calling cards from us and then resell the products from their own web sites. For the years ended December 31, 2004 and 2003, approximately 3% and 42%, respectively, of our wholesale revenues were generated from platform services.

          Resale of Network Capacity. From time to time we sell our excess network capacity to other long distance carriers. For the years ended December 31, 2004 and 2003, approximately 4% and 58%, respectively, of our wholesale revenues were generated from selling our excess network capacity.

Our Services Platform and Network

          Access. Access to our proprietary VoIP Network and enhanced services platform is available by several methods. Customers can access our network from anywhere in the world through their high speed Internet connection using a broadband phone (which we supply to RocketVoIP customers) and our soft phone which is a downloadable software that enables customers to make PC-to-Phone calls. Customers can also access our network from the United States and Canada using toll-free and local access numbers.

          Our Enhanced Services Platform. We have a centrally managed, enhanced services platform consisting of a reliable and flexible data management, monitoring control and billing systems which support all of our products and services. We have invested substantial resources to develop and implement our proprietary real-time call management information system. Key elements include customer provisioning, customer access, fraud control, network security, call routing, call monitoring, call reliability and detailed call records.

          Our enhanced services platform is a specialized telephone switch, soft switch, and software. It is connected to our Web sites and databases and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account information when services are purchased and immediately activates the services so it can be used at the time of purchase. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate or the Internet if we have a gateway in the call destination country.

          Our enhanced services platform monitors our process of digitizing and compressing voice into data packets and transmitting these data packets over data networks. We maintain a softswitch, which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate end point. Unless the customer is using an Internet telephony device the packets (representing a voice call initiated by a customer) are sent to a gateway belonging to one of our partner telecommunication carriers where the packets are reassembled and the call is transferred and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

          Our enhanced services platform is a specialized telephone switch, soft switch, and software. It is connected to our Web sites and databases and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account information when services are purchased and immediately activates the services so it can be used at the time of purchase. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate or the Internet if we have a gateway in the call destination country. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones.

          Proprietary Technology. We have developed proprietary customer software that permits a customer to purchase retail telephony services from our Web sites using a credit card and to have the services delivered while on our Web sites for immediate use by the customer. We have also developed proprietary customer software to allow our customers world access to our platform using their high speed Internet connection to initiate and receive calls, and we have developed various proprietary credit and fraud management applications which aid us in checking credit and limiting fraudulent transactions. We historically have developed and expect to continue to develop proprietary software internally. Our engineering strategy focuses on the development of our Web sites, which includes the enhancement of features and functionality of our existing software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

          Operations Support. Our engineering staff consists of software development engineers and consultants. Our engineering staff monitors all aspects of our network including routers, databases, switches, leased lines, Internet connections, gate keepers and gateways to ensure that they are functioning at optimal levels. In the event of failure of these network components, our engineering staff is provided with real time systems generated notification via an instant messaging system consisting of pagers, cell phones, and email.

          Our Internet Gateway Network. As of December 31, 2004, we had international gateways operational in India and a domestic gateway operational in Dallas, Texas. Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. The cost is not based on international or local long distance rates. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them and to be responsible for procuring local Internet provider connections, local telephone lines and complying with local law. We pay the local entity a negotiated rate per minute for terminating or originating calls through the gateway.

          Interconnection Agreements. We have various telecommunication interconnect and service agreements with VoIP providers and telecommunication carriers. Pursuant to these agreements, we can transport VoIP packets to our hubs and terminate calls throughout the world. We typically pay for these services on a per-minute of use basis. Our agreements are typically one-year agreements with 30-day cancellation rights by either party. Rates are adjusted approximately every 30 days, are based on volume and are subject to market price fluctuations. We are dependent on these carriers to terminate our calls, and the loss of one or more of them as a source for terminating calls could have a material adverse affect on us. However, we believe there are numerous international long distance carriers that transport calls to the countries we desire to target and we believe we could replace any of the carriers we lost. If the rates of any replacement carrier are higher, or our existing carriers raise their rates, our profit margins would decrease. We also sell to other long distance carriers any excess line capacity we have. Excess line capacity is the remaining capacity on our telephone lines not used by us to terminate our own calls during any given month.

          We depend on Internet service providers to provide Internet access to us and our customers. As of December 31, 2004, we had two Internet service providers in Dallas. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with both of our Dallas Internet service providers, we could not sell our retail telephony products and services through our Web sites, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was re-established. These failures could cause us to lose customers and our ability to sell retail telephony products and services would be affected.

          Our Third Party Contracts. Our success depends, in part, on our ability to continue to use long distance telephone and Internet capacity from third parties at cost-effective rates to serve the foreign countries we target. It also depends, in part, on our ability to maintain our contractual relationships with local terminating parties in those countries where we have Internet gateways. If we lose our contracts or if these parties are unable to provide these services, we believe we could replace them. However, it would cause a disruption of our business until they are replaced. Also, any replacement contracts may not be at rates or on terms as favorable to us.

          Credit Card Processing Arrangements. All sales of our retail telephony services are billed to customers through credit cards. We use processing companies to verify credit cards. These companies are connected to our platform and database and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales and a fee per transaction as their fee for processing our credit card transactions.

Sales and Marketing

          Our sales and marketing strategy efforts utilize the following on-line and off-line channels:

          Internet Advertising. We have taken a selective approach in our online advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our Web sites. We generally identify a country and customer group to whom we desire to market our telephony services. We place advertisements on various Web sites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web sites. We believe banner advertising on these Web sites and portals significantly increase our targeted exposure to prospective customers.

          We also use Search Engine Optimization (SEO) and Pay-Per-Click advertising services through Google and Overture to drive traffic to our Web sites. Our SEO programs work to build our online presence in the major search engines by content building and key word optimizations. The SEO programs research search phrases and criteria and make sure our sites have the content to support the search programs as they navigate the Internet searching for results to search queries. Our Pay-Per-Click advertising campaigns are similar to SEO programs, in that our results are displayed on search engines, but the difference is that our advertisement displays as a sponsored link next to the search results on various search engines versus a search result. Our Pay-Per-Click programs are based on daily budgets or cost per clicks and can be edited and targeted to various specific key word searches.

          Customer Electronic Mail Broadcasts. We actively market to our base of customers through email broadcasts. All new opt-in purchasers are automatically added to our electronic mailing list. We email messages to our customers on a periodic basis announcing new rates new products and new features. Our customer database allows us to introduce new products and services to a targeted audience without the significant customer acquisition costs normally associated with introducing new products or services.

          Telemarketing. During 2004 we developed an outsourced Indian based call center to make outbound telemarketing calls to our customers. The call center currently has 24 seats and is operated seven days a week, 10 hours a day. We use third party predictive dialers and call center management software and pay for monthly Internet and telecommunication usage. The call center agents contact our existing customer base to promote special offers and incentives, new products and services, rate changes and other promotions. The call center agents also make courtesy calls to inquire about customer satisfaction, service quality and recommendations for new features and services.

          Bricks and Mortar Distribution. We distribute telephony services which primarily consists of prepaid calling cards through a network of over 90 private distributors. Through this network we estimate our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California which gives us access to various large ethnic communities seeking to make international phone calls. Through this network we also distribute our products in the Dallas, Houston, Chicago, New York City, Newark, and Miami markets. We plan to use this network in 2005 to sell our proprietary VoIP products.

          Affiliates and Resellers. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase at reseller specific rates and are then able to resell these accounts to private individuals under their own brand.

          Other Methods. During 2004, we placed advertisements in certain Indian foreign national based periodicals and television channels to market our telephony products and services. We will continue to use these methods during 2005, as we deem necessary. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet and other channels. Such methods may include the use of chat rooms, video email, ethnic movie houses, ethnic cable television, direct mail, and other methods.

Customer Support and Service

          We believe our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our retail telephony products come with a 100% satisfaction guarantee. If a customer is unhappy with their service, we will refund the remaining balance on their virtual calling card or plan. Our primary multilingual customer support team in Dallas, Texas provides email, live-chat, and telephone customer support. We also provide customer service and technical support directly to our resellers and to the customers of our resellers. Also, we have an outsourced New Delhi, India customer service team which answers sales related questions seven days a week. We estimate we resolve 95% of all email inquiries within 24 hours and that on average, we respond to customer calls within 60 seconds.

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

          While the FCC found that it needed a more complete record to establish new rules, it tentatively concluded that providers of phone-to-phone Internet telephony services should be treated like other providers of telephone service. This means they should be required to make payments into Federal universal service subsidy programs. To date, the FCC has taken no further action, and has not imposed this obligation on Internet telephony providers. It may do so at some time in the future, however, and such a decision could have a material adverse effect on our business, increasing our costs and the price at which we can offer our Internet telephony services.

          There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its Free World Dialup, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. On February 19, 2004 the FCC issued an order holding that Free Wrold Dialup is more properly classified as an information service and not subject to regulations governing traditional telecommunications providers. Vonage has filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage’s broadband Internet telephony service is an information service. In November 2004, the FCC concluded that Vonage’s DigitalVoice service is not subject to certification, tariffing and E911 requirements that the MNPUC otherwise imposes on intrastate telecommunications carriers. The Commission, however, limited its decision to Vonage’s DigitalVoice service and services similar to DigitalVoice and certain state regulatory obligations. Outstanding questions regarding the regulatory classification of VoIP and other IP-enabled services and whether these services are subject to universal service obligations, intercarrier compensation, public safety requirements, access to services by disabled persons, and the Communications Assistance for Law Enforcement Act (“CALEA”) will be addressed in other pending FCC proceedings. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls.

          Recently one of our Internet telephony competitors was sued by a state government for providing false, misleading and confusing information regarding how 911 services work for broad band phone service. We can’t predict what impact this will make on our RocketVoIP service which currently does not include 911 service.

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

          In July 2004, the Internal Revenue Service issued an Advance Notice of Proposed Rulemaking to examine proposing regulations that would revise the existing Federal Excise Tax requirements to reflect changes in communications technologies that could impact us. Additionally, there are several amendments to the Internet Tax Freedom Act, or ITFA, pending in the federal legislature that aim to expressly exclude VoIP from the tax freedom enjoyed by Internet services under the ITFA. There are also at least two states that have passed legislation that could be interpreted to impose taxes on VoIP services such as ours.

          Regulation of Telecommunication Carriers. When we purchase long distance telephone capacity from third-party carriers, we rely on them to comply with local laws and regulations. We have no control over the manner in which these companies operate in these countries. Foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with local laws or regulations, or limit their ability to carry our calls.

          State Laws. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business. In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in the United States, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

          Sales Taxes. We do not currently collect sales or other similar taxes for telephony services or other services sold through our Web sites, other than for telephony services sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of online commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of telephony services or services on our system could have a material adverse effect on our operations.

Competition

          The market for enhanced VoIP services is new and rapidly evolving. An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. As a result, we may not be able to compete effectively with our competitors in this market, or to increase our customer base. Various major long distance providers, including AT&T, Verizon and Deutsche Telekom AG, as well as other major companies, including Comcast and AOL-Time Warner, Inc., have all entered or plan to enter the Internet telephony market, in some cases by investing in companies engaged in the development of Internet telephony products. These and other competitors may be able to bundle services and products that are not offered by us together with VoIP communication services that could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs that could cause significant pricing pressures.

          Our competitors also include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers. Net2Phone, AT&T, Delta Three, ITXC Corp., Packet8, Inc. and Vonage Holdings provide a range of Internet telephony services to consumers and businesses that are similar to the ones we offer.

          We also compete in the growing market of discounted international telecommunication services, including calling cards, prepaid cards, dial around calling and other calling services. We compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, and with various smaller companies who resell virtual calling cards provided by other carriers through their web sites. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages.

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

          We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available to us by the companies providing the licenses. The cost of these licenses individually are not material to our business.

          In the future, we may license certain of our proprietary rights to third parties. While we will attempt to ensure the quality of the WQN’ brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, and have a material adverse effect on our business, financial condition and operating results. We also rely on certain technologies that we license from third parties. These may include suppliers of key database technology, enhanced services platforms, gateway server platforms, operating systems and specific hardware components for our service. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, financial condition and operating results.

Research and Development

          We consider the amounts spent by us for research and development during 2004 and 2003 to be immaterial.

Environmental Matters

          Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

Employees

          As of December 31, 2004, we had 22 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

          Our executive offices are located in Dallas, Texas, where we lease approximately 6,200 square feet under a lease at a monthly rental of approximately $9,400 that expires August 31, 2006. We also have a network hub in Dallas, Texas under a co-location arrangement at a monthly rental of approximately $10,400. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of WQN’s stockholders was held on November 11, 2004. The following matters were submitted to our stockholders for their vote and the results of the vote taken at the meeting were as follows:

          1. At the meeting, the directors named below were elected to hold office until the 2005 annual meeting of stockholders or until their successors are elected and qualified. Following is a tabulation of the votes relating to the election of directors:

	Shares voted	Shares voted	Shares
Name	“for”	“against”	withheld
B. Michael Adler	3,810,293	—	14,800
Robert A. Farmer	3,807,083	—	18,010
E. Denton Jones	3,810,293	—	14,800
Elizabeth M. Buchler	3,810,293	—	14,800
Hal H. Bibee	3,810,293	—	14,800

          2. The amendment of the Company’s Certificate of Incorporation to change the name from “WorldQuest Networks, Inc.” to “WQN, Inc.” was ratified by a vote of 3,814,117 “for” ratification, 15,876 against and 9,900 abstaining.

          3. The appointment of Grant Thornton LLP as the Company’s independent public accountants was ratified by a vote of 3,821,692 shares “for” ratification, 12,201 against and 6,000 abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          WQN’s Common Stock trades on the NASDAQ National Market under the symbol “WQNI”. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

	High	Low
Year ended December 31, 2004
First Quarter	$7.65	$3.01
Second Quarter	$5.38	$2.35
Third Quarter	$3.70	$1.84
Fourth Quarter	$3.80	$1.98

Year ended December 31, 2003
First Quarter	$2.40	$1.86
Second Quarter	$2.75	$1.85
Third Quarter	$4.00	$2.16
Fourth Quarter	$3.55	$2.79

          As of February 28, 2005, there were approximately 28 stockholders of record of our Common Stock and approximately 1,200 additional beneficial owners of our Common Stock.

Equity Compensation Plan Information

          Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of December 31, 2004.

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining
	Securities To Be	Weighted	Available For
	Issued Upon	Average Exercise	Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders	852,984	$4.11	611,020

Dividend Policy

          We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Use of Proceeds of Initial Public Offering

          The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WQN were $36.3 million. From the time of receipt through December 31, 2004 the net proceeds were applied toward:

–	repayment of indebtedness, $4,498,000;

–	equipment purchases including additional back-up systems, $4,598,000;

–	software development, $990,000; and

–	investments, $3,000,000;

–	merger and acquisition related, $3,232,000;

–	general corporate purposes, including payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $10,040,000.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The following discussion of the financial condition and results of operations of WQN, Inc. should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Forward-Looking Statements

          Certain statements in this report, including statements of WQN’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside WQN’s control. These forward-looking statements include statements of management’s plans and objectives for WQN’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

Overview

          We are a Voice Over Internet Protocol (VoIP) telephony company providing international long distance services. VoIP enables voice communications over the Internet by compressing voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the receiving end. Our customers utilize our enhanced VoIP services platform to make and receive calls using their home phone, business phone, personal computer and mobile phone.

          Our business currently includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services including prepaid long distance and prepaid wireless through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We expect to begin selling our proprietary VoIP products through this distribution channel beginning in 2005.

          As of December 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

          In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Item 3-Legal Proceedings in Part I of this Report).

          Our primary source of revenue is the fees that we receive from our telephony customers for completing calls over our network and from the sale of telephony products to our network of distributors. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards. Our revenue from the sale of telephony products to our distributors is included as wholesale telephony revenue. We provide some of our credit worthy wholesale customers with terms that generally allow them to pay for our products within two weeks. All other wholesale customers pay for our products upfront.

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

          Selling, general and administrative expenses consist of advertising and promotional expenditures including telemarketing services of the Indian based call center, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses.

Factors Affecting Future Results

          Industry and Economic Factors: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in telecommunications technology and advances in technology relating to telecommunications usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative telecommunications sources or product substitutes. Currently, the economy in general and the telecommunications industry in particular are suffering. A number of the leading telecommunications companies have seen their market capitalizations decrease dramatically and some have filed for bankruptcy protection. As a result, raising capital has become extremely difficult, there is extreme pressure on the pricing of telecommunications services and potential customers and partners have sharply cut back on expenditures, all of which impact us.

          Competitive Factors: The telecommunications industry is highly competitive. There is competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emergent “next generation” telecommunications providers, including IP telecommunications providers in supplying the overall telecommunications needs of businesses and individual consumers. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to manage operating expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.

          Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and telecommunications regulations. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable

          Project Factors: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of negotiations with potential partners, governments, suppliers, customers or others; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

          Risk Factors: See “—Risk Factors” below for discussion of the impact of market risks, financial risks and other uncertainties

2004 Developments

Discontinued Operations

          In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $554,167 as of December 31, 2004. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.

Merger Agreement with Ntera Holdings

          On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum, which is secured by the assets of Ntera. On September 2, 2004 the Company terminated the Agreement with Ntera. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. The Company and Ntera have amended the repayment provisions of the loan agreement whereby Ntera will make installment payments to repay the loan and accrued interest by March 31, 2005. The balance of the note and accrued interest at December 31, 2004 was $2,058,679, which is net of a payment of approximately $56,000 received during 2004 in the form of telecommunication services. During the first quarter of 2005 the Company received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679 and is expected to be collected on its due date. The loan is secured by the assets of Ntera.

Value Communications Transaction

          In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At December 31, 2004, the Company’s obligation under both the agreements totaled $300,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other long-term assets.

Distribution and Marketing Agreement

          In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues.

Critical Accounting Policies

          Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company’s significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

          The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Retail telephony revenue is recorded net of estimated returns and allowances and is recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed. Revenue on the distribution of telephony products is included in wholesale telephony revenue, is recorded net of estimated returns and allowances and is recognized when the products are shipped to the customer. A substantial portion of the Company’s revenues is derived from the sale of prepaid phone cards that terminate in India.

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

Income Taxes

          As of December 31, 2004, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Off-Balance Sheet Arrangements

          The Company does not have any off-balance sheet arrangements to report for the years ended December 31, 2004 and 2003.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

          Revenue increased approximately 63% to $15,264,000 for the year ended December 31, 2004 from $9,359,000 for the year ended December 31, 2003. This $5,905,000 increase is attributable to a $6,021,000 increase in wholesale telephony revenue partially offset by a $116,000 decrease in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company distribution to more than 5,000 retail locations in Southern California. During 2004, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. In 2005 we expect to purchase less products from these providers as we begin selling our proprietary VoIP telephony products through this distribution channel. The decrease in retail telephony is primarily attributable to a decrease in the average price per minute we charge our customers reflecting an overall market decrease in price charged for calls to international destinations partially offset by an increase in the minutes of use for our services. Overall, our minutes of use have increased approximately 10% to 55.7 million minutes for the year ended December 31, 2004, up from 50.6 million minutes for the year ended December 31, 2003.

          A substantial portion of our retail telephony customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

          Cost of revenue increased approximately 91% to $13,388,000 for the year ended December 31, 2004 from $7,009,000 for the year ended December 31, 2003. This $6,379,000 increase is due primarily to a shift in revenue mix whereby lower margin wholesale revenue comprised 41% of total revenues in 2004 compared to 2% in 2003. Our gross profit percentage was approximately 12% during the year ended December 31, 2004, a decrease from approximately 25% in the year ago period. The decrease in gross profit percentage during the 2004 period was primarily due to the addition of lower margin wholesale telephony revenue. During the year ended December 31, 2004, wholesale telephony revenue consisted primarily of reselling other carriers’ products. In the next few months we will be selling our higher margin proprietary VoIP telephony products through this distribution channel. Excluding the wholesale operations, our gross profit margin for the year ending December 31, 2004 was approximately 19%. The decrease in our retail gross profit margin from approximately 25% in 2003 was primarily attributable to a decrease in the average selling price per minute without a corresponding decrease in the average termination price per minute.

Selling, General and Administrative

          Selling, general and administrative expenses decreased approximately 18% to $3,717,000 for the year ended December 31, 2004 from $4,518,000 for the year ended December 31, 2003. This $801,000 decrease is due primarily to lower personnel costs associated with the Company’s efforts to concentrate on its core Internet telephony business. Selling, general and administrative expenses for the year ended December 31, 2004 include a benefit of $139,000 in connection with the settlement of various disputes and an impairment charge of approximately $60,000 related to certain stored value equipment that is no longer in use. Selling, general and administrative expenses for the 2003-period include a benefit of $421,000 in connection with the Company’s Qwest (see Item 3-Legal Proceedings in Part I of this Report) and other legal settlements. Excluding the impact of these items, our selling, general and administrative expenses decreased by approximately 22% or $1,083,000 from 2003. We expect selling, general and administrative expenses to increase in absolute dollars, but decrease as a percentage of revenue, as we continue to pursue advertising and marketing efforts and incur additional costs related to the growth of our business.

Merger Expenses

          For the year ended December 31, 2004 we incurred merger expenses of approximately $1,312,000 primarily for: legal fees ($519,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($27,000), and other administrative expenses ($58,000) associated with the previously announced Ntera Holdings, Inc. merger agreement (see Item 6 - Merger Agreement with Ntera Holdings).

Depreciation and Amortization

          Depreciation and amortization decreased approximately 14% to $796,000 for the year ended December 31, 2004 from $922,000 for the year ended December 31, 2003. This $126,000 decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2003 partially offset by higher depreciation due to an increase in depreciable assets in the second quarter of 2004 in connection with the acquisition of the ValuCom assets.

Interest Income, Net

          Interest income, net consists of interest earned on cash and cash equivalents and notes less interest expense on borrowings. Interest earned on cash and cash equivalents and notes was $293,000 for the year ended December 31, 2004 and $207,000 for the year ended December 31, 2003. The increase is due primarily to interest income earned on the bridge loan made to Ntera Holdings, Inc. in March 2004 and interest income earned on the Company’s note receivable from the sale of its financial services subsidiary. Interest expense for the 2004 period totaled $5,000 compared to $5,000 in the comparable 2003 period.

Loss From Investment In Partnership

          The Company accounts for its partnership interest under the equity method of accounting and for the year ended December 31, 2004 recorded a loss from its equity investment of $56,000.

Loss From Continuing Operations

          We incurred a loss from continuing operations of $3,717,000 for the year ended December 31, 2004 compared to a loss of $2,888,000 for the year ended December 31, 2003. The increase in loss from continuing operations in the 2004 period is primarily attributable to the expenses associated with the Ntera Holdings, Inc. merger agreement of approximately $1,312,000, a $474,000 decrease in gross profit, and a loss from its equity investment of $56,000 partially offset by a $801,000 decrease in selling, general and administrative expenses, a $126,000 decrease in depreciation and amortization, and a $86,000 increase in net interest income.

Income/(Loss) From Discontinued Operations

          The income/(loss) from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in Note 3 to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. As a result of this transaction, the Company recorded a gain on the disposition of approximately $777,000 and a loss from discontinued operations of $234,000 resulting in income from discontinued operations of $543,000. In 2003, the Company had a loss of $458,000 from discontinued operations. The reduction in the 2004 year is primarily because the business was sold during July 2004 and was operated for the full year in 2003.

Liquidity and Capital Resources

          As of December 31, 2004, we had approximately $9,942,000 of cash and cash equivalents and working capital of approximately $14,292,000. We generated negative cash flow from operating activities of approximately $4,232,000 for the year ended December 31, 2004, compared with negative cash flow from operating activities of approximately $2,384,000 during the year ended December 31, 2003. Net cash used in operating activities for the 2004 and 2003 periods primarily consisted of net operating losses as well as changes in working capital. The increase in net cash used in operating activities for the year ended December 31, 2004 is primarily attributable to the Ntera merger expenses.

          Net cash used in investing activities was $4,873,000 for the year ended December 31, 2004 compared to $405,000 for the year ended December 31, 2003. The increase in net cash used in investing activities for the 2004 period is primarily attributable to a $2,000,000 loan made to Ntera Holdings in connection with the merger agreement, a $3,000,000 investment in a partnership interest and capital expenditures partially offset by cash proceeds received from the sale of the financial services subsidiary and note repayments. Net cash used in investing activities for the year ended December 31, 2003 were attributable to additions to property and equipment. Additions to property and equipment for the years ended December 31, 2004 and 2003 include $244,000 and $190,000, respectively of capitalized web site development costs.

          On September 2, 2004 the Company terminated the Agreement with Ntera. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. The Company and Ntera have amended the repayment provisions of the loan agreement whereby Ntera will make installment payments to repay the loan and accrued interest by March 31, 2005. The balance of the note and accrued interest at December 31, 2004 was $2,058,679, which is net of a payment of approximately $56,000 received during 2004 in the form of telecommunication services. During the first quarter of 2005 the Company received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679 and is expected to be collected on its due date. The loan is secured by the assets of Ntera.

          The $700,000 note received in connection with the sale of the outstanding capital stock of our wholly-owned subsidiary Cash2India bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $554,167 as of December 31, 2004.

          In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in “Private Investments in Public Entities”. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company accounts for its partnership interest under the equity method of accounting and for the year ended December 31, 2004 recorded a loss from its equity investment of $55,757.

          For the year ended December 31, 2004, the Company has generated cash from financing activities of $1,115,000 related to the exercise of stock options.

          The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (5.25% at December 31, 2004) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.47% per annum.

          The Company provided ValuCom and Rediff irrevocable letters of credit in connection with the Company’s purchase of certain assets from ValuCom and the Company’s advertising agreement with Rediff. The letters of credit are secured by deposits in a money market fund and the amount of the letters of credit and security deposits are reduced as the monthly installments are paid. At December 31, 2004, the Company’s obligation under both agreements was $300,000.

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

Income Taxes

          As of December 31, 2004, we had approximately $25,104,000 of net operating loss carry-forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future profitability; therefore, at December 31, 2004, we have provided a full valuation allowance on our deferred tax assets of approximately $9,564,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Accounting Pronouncements

          In December 2004, FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006. This standard sets forth the revised rules for the accounting treatment of employee stock options and other share-based payments. SFAS 123(R) requires the adoption a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we do not recognize any compensation related to stock option grants we issue under our stock option plans. Note 2 to our Consolidated Financial Statements in this report provides our pro forma net loss and loss per share as if we had used a fair value-based method prescribed under SFAS 123 to measure the compensation expense for employee stock awards during fiscal 2004 and 2003. We have not determined the impact of SFAS 123R on these computations. In addition, the adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

          Since inception, we have incurred operating losses, and as of December 31, 2004, we had an accumulated deficit of $27,183,000. We incurred net losses of $3,174,000 and $3,345,000 for the years ended December 31, 2004 and 2003, respectively. We generated negative cash flow of $7,990,000 during 2004 and $2,789,000 during 2003.

          Our revenues may not grow or even continue at their current level. We will need to increase our revenues significantly to become profitable or significantly increase our gross profit margins, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may incur additional costs and expenses in 2005 related to:

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

          Our financial results could suffer if we are unable to maintain or grow sales levels of telephony services.

          We have a significant dependence on key markets.

          We depend on the sale of telephony services to customers calling from the United States to India for a significant percentage of our sales volume. For the years ended December 31, 2004 and 2003, 80% and 77% respectively of our total retail telephony sales were to customers calling from the United States to India. A decrease in the number of our customers calling from the United States to India, or a decrease in the price per minute charged to these customers could materially adversely offset our business, financial condition and operating results.

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

          If we do not increase the number visitors to our Web sites we may not be able to grow our business.

          We market our telephony services on third-party Web sites, portals and search engines. If we cannot continue to cost effectively market our telephony services through these channels, our ability to expand our customer base would be adversely affected.

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

          We depend upon our software systems, communications hardware and enhanced services platform to conduct our telephony sales and telephone routing, manage our network, track account balances and perform other vital functions. If we experience substantial technical difficulties with our hardware or software, we may not succeed in routing traffic effectively, or in tracking account balances accurately, which could adversely affect our operations. We have experienced periodic system interruptions, which we believe will continue to occur from time-to-time. Since our operations depend on our ability to successfully expand our network and to integrate new technologies and equipment into our network, there is an increased risk of system failure as well as a natural strain on the system.

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

          We cannot assure stockholders that the infrastructure or complementary products or services necessary to make the Internet a viable commercial marketplace for the long term will be developed. Even if these products and services are developed, we cannot assure stockholders that the Internet will become a viable commercial marketplace for our virtual calling cards and services. If not developed, our business, financial condition and operating results will be materially adversely affected. Also, we may be required to incur substantial expenditures in order to adapt our products and services to changing Internet technologies, which could have a material adverse effect on our business, financial condition and operating results.

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

          Operating internationally exposes us to additional risks.

          International operations are subject to inherent risks including: potentially weaker protection of intellectual property rights; political instability; changes in regulations and tariffs; fluctuations in prices; varying tax consequences and other factors.

          Decreasing telecommunication rates may diminish or negatively impact the pricing of our services.

          International and domestic telecommunication rates have decreased significantly over the last few years in most of the markets in which we operate and we anticipate that this trend will continue. Users who select our services to take advantage of our current pricing differential between our rates and traditional telecommunications rates may switch to traditional telecommunications carriers as our pricing differential diminishes and we may be unable to attract new customers in the future. Continued rate decreases could require us to lower our rates to remain competitive and could reduce our gross profit margins.

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

          Our success depends in part upon our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. Therefore, the steps that we take may be inadequate to protect our rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending intellectual property rights could result in the expenditure of significant financial and managerial resources.

          Government regulation and legal uncertainties relating to IP telephony could harm our business.

          Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to- phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

          Recently one of our Internet telephony competitors was sued by a state government for providing false, misleading and confusing information regarding how 911 services work for broad band phone service. We can’t predict what impact this will make on our RocketVoIP service which currently does not include 911 service.

          Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony (see Description of Business – Potential Regulation of Internet Telephony).

          We may not be able to keep pace with rapid technological changes in the communications industry.

          Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

          To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies.

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

          In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws and could subject us to taxes and penalties for the failure to comply.

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

          We require substantial working capital to fund our business. Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors. We anticipate that our cash and working capital will be sufficient to meet our anticipated needs through at least the next 18 months. Thereafter, we may need to raise additional funds.

          We may also need to raise additional funds sooner than anticipated to:

–	fund more rapid expansion;

–	develop new or enhanced services or products; and

–	respond to competitive pressures.

          If additional funds are raised through the issuance of equity or convertible debt securities, the rights and ownership in our company by existing stockholders may be reduced.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A. CONTROLS AND PROCEDURES

          Based on the evaluation conducted by management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) are effective. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          In addition, during the fiscal quarter ended December 31, 2004, there have been no changes in internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Except for information with respect to our Code of Ethics and Business Conduct discussed below, the information regarding the directors and executive officers of WQN in the Proxy Statement relating to WQN’s 2005 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference.

     WQN has adopted a Code of Ethics and Business Conduct that applies to directors, officers and employees, including WQN’s principal executive officer, principal financial officer and principal accounting officer. WQN’s Code of Ethics and Business Conduct can be obtained free of charge by contacting the company at 972-361-1980. Changes to and waivers granted with respect to WQN’s Code of Ethics and Business Conduct related to officers identified above, and other executive officers and directors of WQN that we are required to disclose pursuant to applicable rules and regulations of the SEC will be posted on our website at http://www.wqn.com.

ITEM 10. EXECUTIVE COMPENSATION

     The information regarding executive compensation in the Proxy Statement relating to WQN’s 2005 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management in the Proxy Statement relating to WQN’s 2005 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions in the Proxy Statement relating to WQN’s 2005 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 13. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-KSB:

1.	Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

2.	Exhibits required to be filed by Item 601 of Regulation S-B:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of March 16, 2004, among WorldQuest, Ntera Holdings, Inc. and Engin Yesil, filed as exhibit 2.1 to WorldQuest’s Current Report on Form 8-K/A dated March 19, 2004, as amended, and incorporated herein by this reference.

2.2	Stock Purchase Agreement dated as of July 26, 2004, by and among Xoom Corporation, Inc., WorldQuest Networks, Inc., and WQN Mercury Inc., filed as exhibit 2.2 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.3	Promissory Note dated as of July 26, 2004, by and between Xoom Corporations, Inc. and WorldQuest Networks, Inc. filed as exhibit 2.3 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.4	Stock Pledge Agreement dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.4 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

2.5	Stock Purchase Warrant dated as of July 26, 2004 by and between Xoom Corporation, Inc. and WorldQuest Networks, Inc., filed as exhibit 2.5 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2004.

3.1	Certificate of Incorporation of WorldQuest, filed as Exhibit 3.1 to WorldQuests’ Form SB-2 Registration Statement, File No. 333-82721 (the “Prior Registration Statement”), and incorporated herein by reference.

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.

4.1	Specimen common stock certificate, filed as Exhibit 4.1 to the Prior Registration Statement, and incorporated herein by this reference.

4.2.1	Representatives’ Warrant dated February 4, 2000 granted to John G. Kinnard and Company Incorporated for 68,750 shares of common stock, filed as Exhibit 4.3.1 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.2	Representatives’ Warrant dated February 4, 2000 granted to Kaufman Bros., L.P. for 178,750 shares of common stock, filed as Exhibit 4.3.2 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.2.3	Representatives’ Warrant dated February 4, 2000 granted to WestPark Capital, Inc. for 27,500 shares of common stock, filed as Exhibit 4.3.3 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.3	Form of Unsecured Subordinated Convertible Promissory Note issued in the private placement closed in December 1999 (the “Private Placement”), filed as Exhibit 4.5 to WorldQuest’s Form SB-2 Registration Statement, file no. 333-93019 (the “Second Registration Statement”), and incorporated herein by this reference.

4.4	Form of Warrant issued in the Private Placement, filed as Exhibit 4.4 to the Second Registration Statement, and incorporated herein by this reference.

4.5	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on March 16, 2000, filed as Exhibit 4.7 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

4.6	Warrant to purchase 50,000 shares of common stock granted to Advanced Multimedia Group, Inc. on April 26, 2000, filed as Exhibit 4.8 to WorldQuest’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

10.1	Amended 1997 Stock Option Plan, filed as Exhibit 10.2 to the Prior Registration Statement, and incorporated herein by this reference.

Exhibit
Number	Description of Exhibits
10.2	Stock Option Agreement dated December 7, 1998 granted to Michael R. Lanham by WorldQuest, filed as Exhibit 10.3 to the Prior Registration Statement, and incorporated herein by this reference.

10.3	Form of Registration Rights Agreement executed in connection with the Private Placement, filed as Exhibit 10.6 to the Second Registration Statement, and incorporated herein by this reference.

10.4	2001 Stock Option Plan, filed as Exhibit 4.8 to WorldQuest’s Form S-8 Registration Statement, File No. 333-54498, and incorporated herein by this reference.

10.5	Employment agreement by and between WorldQuest Networks, Inc. and B. Michael Adler effective as of April 14, 2003 filed as exhibit 10.10 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

10.6	Employment agreement by and between WorldQuest Networks, Inc. and Victor E. Grijalva effective as of April 14, 2003 filed as exhibit 10.12 to WorldQuest’s Quarterly Report as Form 10-QSB for the quarter ended June 30, 2003.

10.7	2002 Stock Option Plan.

*21.1	List of Subsidiaries.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information regarding certain principal accountant fees and services in the Proxy Statement relating to WQN’s 2005 Annual Meeting, which will be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WQN, INC.
March 31, 2005	/s/ B. Michael Adler
B. Michael Adler
President and Chief Executive Officer (Principal Executive Officer)

March 31, 2005	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 31, 2005	/s/ B. Michael Adler
B. Michael Adler
Director

March 31, 2005	/s/ E. Denton Jones
E. Denton Jones
Director

March 31, 2005	/s/ Elizabeth H. Buchler
Elizabeth H. Buchler
Director

March 31, 2005	/s/ Hal H. Bibee
Hal H. Bibee
Director

March 31, 2005	/s/ Robert A. Farmer
Robert A. Farmer
Director (Chairman of the Board)

WQN, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
WQN, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of WQN, Inc. (a Delaware corporation) formerly known as WorldQuest Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WQN, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 28, 2005

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,942,280	$17,931,820
Investment in partnership	2,944,243	—
Accounts receivable, net of allowances of $25,000 in 2004 and 2003	874,219	553,251
Notes receivable	2,408,679	—
Prepaid expenses and other current assets	806,068	557,577

Total current assets	16,975,489	19,042,648

Property and equipment, net	597,522	1,039,783
Note receivable	204,167	—
Other assets, net	972,794	101,192

Total assets	$18,749,972	$20,183,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,481,188	$1,108,152
Accrued expenses	457,459	471,746
Deferred revenue	444,988	254,121
Promissory note	300,000	—

Total current liabilities	2,683,635	1,834,019

Promissory note	—	300,000
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,830,062 at December 31, 2004 and — 6,386,199 at December 31, 2003	68,301	63,862
Additional capital	43,180,859	41,994,594
Accumulated deficit	(27,182,823)	(24,008,852)

Total stockholders’ equity	16,066,337	18,049,604

Total liabilities and stockholders’ equity	$18,749,972	$20,183,623

The accompany notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003
Retail telephony revenue	$9,036,354	$9,152,320
Wholesale telephony revenue and other	6,227,452	206,572

Total revenue	15,263,806	9,358,892
Cost of revenue	13,387,986	7,008,908

Gross profit	1,875,820	2,349,984
Operating expenses:
Selling, general and administrative	3,716,711	4,517,784
Merger expenses	1,311,945	—
Depreciation and amortization	796,426	921,900

Total operating expenses	5,825,082	5,439,684

Operating loss	(3,949,262)	(3,089,700)
Interest income, net	287,709	202,187
Income (loss) from partnership investment	(55,757)	—

Loss from continuing operations	(3,717,310)	(2,887,513)
Income (loss) from discontinued operations	543,339	(457,879)

Net loss	$(3,173,971)	$(3,345,392)

Income (loss) per share - basic and diluted:
Continuing operations	$(0.56)	$(0.45)
Discontinued operations	0.08	(0.07)

Income (loss) per share	$(0.48)	$(0.52)

Weighted-average common shares outstanding - basic and diluted	6,642,005	6,386,199

The accompany notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(3,345,392)	(3,345,392)

Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Issuance of warrants	—	—	76,000	—	76,000
Exercise of stock options	443,863	4,439	1,110,265	—	1,114,704
Net loss	—	—	—	(3,173,971)	(3,173,971)

Balance at December 31, 2004	6,830,062	$68,301	$43,180,859	$(27,182,823)	$16,066,337

The accompany notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Operating Activities
Net loss	$(3,173,971)	$(3,345,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of operations	(777,114)	—
Depreciation and amortization	796,426	921,900
Loss on disposition of property and equipment, net	76,522	18,541
(Income) loss in investment in partnership	55,757	—
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and notes receivable	(411,919)	4,243
Accounts payable and accrued expenses	134,749	237,297
Deferred revenue	190,867	15,185
Other assets	(1,122,886)	(235,772)

Net cash used in operating activities of continuing operations	(4,231,569)	(2,383,998)

Investing Activities
Additions to property and equipment	(436,423)	(405,389)
Proceeds from the sale of subsidiary net of disposed cash	417,915	—
Payments received on note from the sale of subsidiary	145,833	—
Loan to Ntera Holdings, Inc.	(2,000,000)	—
Purchase of partnership interest	(3,000,000)	—

Net cash used in investing activities	(4,872,675)	(405,389)

Financing Activities
Proceeds from exercise of stock options	1,114,704	—

Decrease in cash and cash equivalents	(7,989,540)	(2,789,387)
Cash and cash equivalents at beginning of year	17,931,820	20,721,207

Cash and cash equivalents at end of year	$9,942,280	$17,931,820

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,538	$4,692

Non-cash note receivable from sale of subsidiary	$700,000	$—

The accompany notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004 and 2003

1. Organization and Description of Business

     We are a Voice Over Internet Protocol (VoIP) telephony company providing international long distance services. VoIP enables voice communications over the Internet by compressing voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the receiving end. Our customers utilize our enhanced VoIP services platform to make and receive calls using their home phone, business phone, personal computer and mobile phone.

     Our business currently includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services including prepaid long- distance and prepaid wireless through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We expect to begin selling our proprietary VoIP products through this distribution channel beginning in 2005.

     As of December 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

     In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Note 18).

2. Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from these estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company owns a controlling interest. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

     Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of three months or less.

Depreciation and Amortization

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight line basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense. Maintenance repairs are charged to operations as incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred.

     Depreciation expense totaled $500,778 and $820,709 for 2004 and 2003, respectively. Amortization expense totaled $295,648 for 2004 and $101,191 for 2003 for continuing operations and $107,297 for 2004 and $153,863 for 2003 for discontinued operations.

Impairment of Long-lived Assets

     The Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets. For the year ended December 31, 2004 the Company determined that certain stored value equipment could no longer be used and recorded a non-cash impairment charge of approximately $60,000.

Website Development Costs

     Costs related to the planning and post implementation phases of our website development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years and are included in depreciation expense. Costs associated with minor enhancements and maintenance for the website are expensed. Website development costs capitalized for the years ended December 31, 2004 and 2003 were $243,986 and $190,000, respectively.

Income Taxes

     Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

Revenue Recognition

     Retail telephony revenue is recorded net of estimated returns and allowances and is recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed. Revenue on the distribution of telephony products is included in wholesale telephony revenue, is recorded net of estimated returns and allowances and is recognized when the products are shipped to the customer. Distribution products are processed by other carriers therefore no future service is provided by the Company.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

     Intangible assets consist primarily of acquired customer lists and are included in other assets. Amortization is provided for by the straight-line method over the assets estimated life ranging from 2 to 4 years. At December 31, 2004 intangible assets totaled $972,794 net of accumulated amortization of $337,136. The estimated aggregate amortization for each of the succeeding years is as follows: 2005 - $362,395, 2006 - $295,269, 2007 - $253,711, 2008 - $61,419.

Investment in Partnership

     The Company’s investment in partnership is accounted for on the partnership basis of accounting. Gains and losses are included in income (loss) from partnership investment. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice.

Notes Receivable

     Notes receivable represent balances due from third parties related to the sale of its wholly-owned subsidiary buyindiaonline.com, Inc. and the merger agreement with Ntera Holdings. Interest earned on notes receivable are recognized over the term of the note and is included in interest income, net.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $467,000 and $334,000, respectively.

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

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the years ending December 31, 2004 and 2003 are as follows:

	Year ended December 31,
	2004	2003
Net loss as reported	$(3,173,971)	$(3,345,392)
Pro forma stock-based employee compensation expense	(202,499)	(170,863)

Pro forma net loss	$(3,376,470)	$(3,516,255)

Net loss per share:
As reported – basic and diluted	$(0.48)	$(0.52)

Pro forma – basic and diluted	$(0.51)	$(0.55)

WQN, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used in the December 31, 2004 calculation were as follows: risk free interest rate of 3.5%, dividend yield of zero, volatility factor of 1.1, and average expected life of 4 years. The weighted average assumptions used in the December 31, 2003 calculation were as follows: risk free interest rate of 3.25%, divided yield of zero, volatility of .85 and average expected life of 5 years. The options granted during 2004 and 2003 had a weighted average fair value of $1.50 and $1.40 per share, respectively.

Net Loss per Share

     Basic and diluted net loss per share is computed using the Company’s net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,267,759 and 1,790,556 shares of the Company’s common stock for the years ended December 31, 2004 and 2003, respectively, are excluded from the calculation of diluted earning per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2004 and 2003, the Company had no transactions other than those reported in its statement of operations.

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash equivalents, accounts and notes receivable, accounts payable and long-term debt. At December 31, 2004 and 2003, the carrying amount of the Company’s financial instruments approximates their fair values. Management believes the Company’s debt approximates fair value due to its short maturity and its variable interest rate.

Concentration of Credit and Business Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to retail telephony sales, amounts owed by distributors for the purchase of telephony products and money transfer services. We bill our retail customers on a prepaid basis through credit cards. Credit is extended to some wholesale customers with terms that generally allow them to pay for our products within two weeks. All other wholesale customers pay for our products upfront.

     Customers purchase the Company’s retail telephony products using major credit cards, which are reimbursed by credit card processing companies. The Company does not routinely perform on-going credit evaluations of its retail customers but does evaluate its credit card processors. The Company performs credit evaluations and establishes credit limits for its wholesale traffic and whole sale distribution customers, including requiring deposits when applicable.

WQN, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     For the years ended December 31, 2004 and 2003, a substantial portion of our retail customers were calling from the United States to India. The India international telephony market continues to experience downward pricing pressures, which has resulted in a decrease in our average selling price to our retail customers. It is unlikely that this trend will reverse in the near future.

     At December 31, 2004, one customer accounted for 15% of total accounts receivable and no receivables from credit card processing companies accounted for more than 10% of total accounts receivable. At December 31, 2003, three credit card processing companies accounted for 35%, 13%, and 10% of total accounts receivable. At December 31, 2004 and 2003, accounts receivable are stated net of an allowance for doubtful accounts of $25,000. Bad debt expense for the years ended December 31, 2004 and 2003 was $5,000 and $83,000, respectively. For the year ended December 31, 2004, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 18%, 13% and 11% of cost of goods sold for telecommunication services. For the year ended December 31, 2003, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 35%, 18%, and 11% of cost of goods sold for telecommunication services.

New Accounting Pronouncements

     In December 2004, FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006. This standard sets forth the revised rules for the accounting treatment of employee stock options and other share-based payments. SFAS 123(R) requires the adoption a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we do not recognize any compensation related to stock option grants we issue under our stock option plans. Note 2 to our Consolidated Financial Statements in this report provides our pro forma net loss and loss per share as if we had used a fair value-based method required under SFAS 123 to measure the compensation expense for employee stock awards during fiscal 2004 and 2003. The Company has not yet determined the full effect of implementing SFAS 123R on the financial statements.

WQN, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $554,167 as of December 31, 2004. As a result of the transaction the Company recorded a gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net gain/(loss) from discontinued operations is comprised as follows:

	Year ended December 31,
	2004	2003
Revenue	$340,027	$556,462
Cost of revenue	(134,969)	(200,880)

Gross profit	205,058	355,582
Operating expenses	(438,833)	(813,461)

Net loss	(233,775)	(457,879)
Gain on disposal	777,114	—

Income (loss) from discontinued operations	$543,339	$(457,879)

The components of assets and liabilities of discontinued operations are as follows:

	December 31,	December 31,
	2004	2003
Cash and cash equivalents	$—	$514,635
Accounts receivable	—	409,717
Prepaid expenses and other current assets	—	71,988
Property and equipment, net	—	236,308
Accounts payable and accrued expenses	—	(210,658)

	$—	$1,021,990

WQN, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum, which is secured by the assets of Ntera. On September 2, 2004, the Company terminated the Agreement with Ntera. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. The Company and Ntera have amended the repayment provisions of the loan agreement whereby Ntera will make installment payments to repay the loan and accrued interest by March 31, 2005. The balance of the note and accrued interest at December 31, 2004 was $2,058,679, which is net of a payment of approximately $56,000 received during 2004 in the form of telecommunication services. During the first quarter of 2005, the Company received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679 and is expected to be collected on its due date. The loan is secured by the assets of Ntera.

5. Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000 in order to increase its customer base. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WQN to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the deposits are reduced as the monthly installments are paid. At December 31, 2004, the Company’s obligation under both the agreements totaled $300,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years.

6. Distribution and Marketing Agreement

     In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 as valued with the Black-Scholes pricing model which is included in other assets and is being amortized over the three year term of the agreement. The warrants exercise price is .01.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investment in partnership

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership based on its share of the partnership and for the year ended December 31, 2004 recorded a loss from its partnership investment of $55,757.

8. Notes Receivable

     Components of notes receivable are as follows:

	2004	2003
Loan to Ntera Holdings, Inc.	$2,058,679	$—
Note from sale of Cash2India subsidiary	554,167	—

Less amounts classified as current	(2,408,679)	—

Long-term portion	$204,167	$—

     During 2004, in connection with the Agreement and plan of merger with Ntera Holding Inc., WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum (see Note 4). The balance of the note and accrued interest at December 31, 2004 was $2,058,679. The full amount of the loan and accrued interest are to be repaid in installments by March 31, 2005. During the first quarter of 2005 the Company has received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679. The loan is secured by the assets of Ntera.

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary Cash2India and received as a component of the purchase price a promissory note for $700,000 (See Note 3). The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus interest. During 2004, the Company received principal and interest payments of $159,290 and the balance of the promissory note and accrued interest was $554,167 as of December 31, 2004.

9. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following as of December 31:

	2004	2003
Prepaid telecommunication services	$534,181	$33,222
Deposits	151,781	316,936
Prepaid expenses	120,106	207,419

	$806,068	$557,577

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Property and Equipment

     Property and equipment consists of the following as of December 31:

	Estimated
	Useful Life
	(Years)	2004	2003
Leasehold improvements	2 to 5	$78,134	$78,134
Computers and network equipment	2 to 5	3,871,060	3,797,148
Furniture and fixtures	5	86,308	87,196
Purchased software and website development costs	1 to 5	865,755	1,315,622

Total		4,901,257	5,278,100
Less: accumulated depreciation and amortization		(4,303,735)	(4,238,317)

Net property and equipment		$597,522	$1,039,783

     Property and equipment balances at December 31, 2003 are inclusive of assets of our discontinued operation, Cash2India (See note 3 for a detail of the components of net assets of discontinued operations). For the years ended December 31, 2004 and 2003 the Company recorded losses of $16,522 and $18,541, respectively on the disposal of certain fixed assets.

11. Accrued Expenses

     Accrued expenses consist of the following as of December 31:

	2004	2003
Accrued franchise, property and sales taxes	$44,471	$130,608
Accrued payroll expenses	67,467	62,115
ValuCom payable	300,000	—
Other accrued expenses	121,521	279,023

	$533,459	$471,746

12. Debt

     Long-term debt consists of the following as of December 31:

	2004	2003
Promissory note	$300,000	$300,000
Less current portion	(300,000)	—

Long term debt net of current portion	$—	$300,000

     In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (5.25% at December 31, 2004) less 2.25% per annum. The Note, originally due in October 2003 was extended and is now due in October 2005. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.47 % per annum.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of December 31, 2004 and 2003.

     A consulting company managed by one of the Company’s directors holds warrants to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company (see Note 7). Certain other company directors and officers have also invested separately in the partnership.

14. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2004	2003
Deferred tax assets/(liability):
Property and equipment	$21,265	$(35,341)
Capital loss carry forward	195,941	195,941
Other	66,162	29,075
Net operating loss carry forwards	9,281,128	9,292,073

Total deferred tax assets	9,564,496	9,481,748
Valuation allowance	(9,564,496)	(9,481,748)

Net deferred tax assets	$—	$—

     The Company has U.S. net operating loss carry forwards of approximately $25,104,000 as of December 31, 2004. The Company has not recognized a deferred tax asset in the accompanying balance sheets due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying consolidated statements of operations. Net operating loss carry forwards associated with the sale of our Cash2India subsidiary of approximately $2,900,000 have not been included in the deferred tax assets at December 31, 2004. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2004 and 2003, the valuation allowance increased by approximately $83,000 and $1,232,000, respectively. If unused, accumulated net operating losses expire as follows: 2011 - $214,000; 2012 - $1,531,000; 2018 - $1,447,000; 2019 - $1,999,000; 2020 - $4,628,000; 2021 - $8,210,000; 2022 - $3,828,000; 2023 - $3,247,000.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Stockholders’ Equity

Common and Preferred Stock

     The Company’s authorized share capital consists of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share.

Warrants

     At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 414,775 and 720,775 shares of its common stock, respectively. These warrants expire March 2005 through July 2006 and have a weighted average exercise price of $16.98 per share. At December 31, 2004, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company’s directors to acquire 100,000 shares of common stock (see Note 13); warrants granted to representatives of the Company’s underwriters in connection with the Company’s initial public offering to acquire 275,000 shares of common stock; and warrants granted to various service providers and others to acquire 39,775 shares of common stock. In 2004, we issued warrants to purchase 40,000 shares of our common stock to a privately held company in connection with a distribution and marketing agreement (See Note 6).

Stock Options

     The Company has stock option plans (the “Plans”) under which the Company may grant Directors and key employees options to purchase up to 1,750,000 shares of the Company’s common stock at an amount at least equal to the fair value of the Company’s common stock on the date of grant. The exercise and vesting period of each option is determined by the Company’s Board of Directors, but no option shall have a term longer than 10 years. Options granted under the Plans are non-qualified stock options. The following table summarizes the employee stock option transactions for the years ended December 31, 2004 and 2003 under the Plans:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2002	886,080	$4.05
Granted	55,000	2.04
Exercised	—	0.00
Cancelled	(39,166)	3.82

Outstanding at December 31, 2003	901,914	$3.93

Granted	265,500	2.65
Exercised	(275,996)	2.51
Cancelled	(38,434)	2.10

Outstanding at December 31, 2004	852,984	$4.11

Options exercisable:
December 31, 2003	794,258	$4.18

December 31, 2004	662,486	$4.57

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     A summary of stock options under the Plans outstanding as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Prices	Shares	Life (years)	Price	Shares	Price
$1.00 -$1.99	145,000	6.59	$1.31	95,000	$0.99
2.00 - 2.99	426,984	5.02	2.25	341,486	2.19
3.00 - 3.99	155,500	3.46	3.16	100,500	3.21
5.00 - 11.00	25,000	2.60	5.75	25,000	5.75
13.00 -14.00	35,000	1.90	13.00	35,000	13.00
19.00 -20.00	60,000	2.24	19.13	60,000	19.13
21.00 -22.00	5,500	2.22	21.63	5,500	21.63

Total	852,984	4.59	$4.11	662,486	$4.57

     In December 1998, the Company issued options outside of the option plans to purchase 167,867 shares of its common stock to a former officer of the Company at an exercise price of $3.33 with a seven-year term. During 2004 all of these options were exercised.

16. Benefit Plan

     The Company has a 401(k) benefit plan. The plan provides for voluntary employee contributions and the Company matches 15% of the first 8% of payroll contributed by the employee. Employees become 100% vested in employment contributions after 2 years of service accruing 50% per year of service. For the years ended December 31, 2004 and 2003, the Company’s plan contributions were $3,400 and $5,400, respectively.

17. Commitments

     The Company has operating leases relating principally to office facilities, which expire in 2006 and have future minimum lease commitments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2004: 2005 — $112,500; 2006 - $75,000. Rental expense under operating leases was approximately $113,000 and $138,000 for the years ended December 31, 2004 and 2003, respectively.

     In September 2004, the Company settled a dispute with a vendor from which it had previously purchased telecommunication services. Under the terms of the settlement, the Company agreed to purchase from the vendor a total of $960,000 in telecommunication services at rates less than the Company is paying for similar services over a fourteen month period. The Company must purchase a minimum of $80,000 per month in services beginning four months after the settlement date.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Contingencies

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

19. Interest Income, Net

     Interest income for the years ended December 31, 2004 and 2003 was $293,000 and $207,000, respectively. Interest income includes $114,778 interest on the Ntera loan and $13,457 interest on the loan received in connection with the sale of the Company’s financial service subsidiary. Interest expense for the years ended December 31, 2004 and 2003 was $5,000 and $5,000, respectively.