Form 10KSB/A
period 2004-12-31
WQN, Inc.
filed 2005-04-29
CIK 1089932

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

At March 31, 2005, the registrant had outstanding 6,878,062 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein

Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☑

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 solely for the purpose of providing information required by Part III of Form 10-KSB. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table provides information as of April 29, 2004, with respect to our directors and executive officers:

			Served as Executive
			Officer or
Name	Age	Position	Director Since
	Director Nominees

B. Michael Adler	57	Director, President and Chief Executive Officer	1996

Robert A. Farmer(1) (2) (3)	66	Chairman of the Board	2000

E. Denton Jones(1)(3)	53	Director	1999

Elizabeth H. Buchler(1) (2) (3)	55	Director	2000

Hal H. Bibee(2) (3)	52	Director	2004

	Executive Officers

Victor E. Grijalva	40	Vice President, Chief Financial Officer, Secretary and Treasurer	2001

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating Committee.

     B. Michael Adler is the founder of WQN and was our Chairman of the Board from our inception in 1996 through March 2004. Mr. Adler has been our Chief Executive Officer and President since March 2004. Mr. Adler also served as our Chief Executive Officer from 1996 to 2001. Mr. Adler was a director of Intellicall, Inc., a publicly traded public access communications company, until its merger with Wireless WebConnect!, Inc. on March 30, 2001. Mr. Adler founded Intellicall in 1984 and served as Chairman or Vice Chairman of the Board from its inception until November 1993. From November 1993 until July 1999, Mr. Adler was the Chairman of the Board of The Payphone Company Limited, a company that installs and owns a wireless pay phone network in Sri Lanka. For approximately the last eight years, he has been the Chief Executive Officer of Eagle Venture Capital, LLC, a Delaware limited liability company, formerly known as WorldQuest Networks, LLC.

     Robert A. Farmer has been our Chairman of the Board since March 2004. Mr. Farmer has been Chief Executive Officer and Chairman of the Board of Advanced Multimedia Group, Inc., a privately held Internet incubator and consulting firm, since November 1999. From August 1994 until March 1999 he was Consul General of the United States to Bermuda. Mr. Farmer has been a director of WQN since August 2000.

     E. Denton Jones has been a private investor since August 2002. Prior to that, Mr. Jones was Chairman of the Board and Chief Executive Officer of New York City Telecommunications Company, Inc., a privately held telecommunications company, since he co-founded it in June 1993. Mr. Jones has been involved in the telecommunications industry since 1984 and owned or operated several privately held telecommunications companies during that time prior to co-founding New York City Telecommunications. These companies were Altus Communications, Inc., MSC Services, Inc., MSC National, Inc. and NYLT, Inc. (formerly known as New York Local Telephone, Inc.). He has been a director of WQN since July 1999.

     Elizabeth H. Buchler has been the owner and principal broker of Real Estate Showcase, a real estate sales and management firm since 1985. She has been active in the real estate business since 1971 and has served as an officer for the Louisiana Real Estate Commission and various state and local realtor boards. She has been a director of WQN since December 2000.

     Hal H. Bibee has been our chairman of the audit committee since October 2004. He has been involved with telecommunications since 1984. Since 2003, Mr. Bibee has been chief financial officer and partner of Parkway Properties, which develops and operates state-of-the art storage facilities. In 2000, he became chief executive officer of INTELLICAD, LLC, an engineering, design, drafting, and consulting telecommunications firm that specializes in the design of hybrid fiber/coax and fiber to the unit telecommunications systems. In 1998, Mr. Bibee became a general partner of ASETZ, a diversified real estate development and investment company. Additionally, in 1998 he served as chief executive officer for FiberLink, LLC, an engineering, construction, and consulting telecommunications firm that specializes in constructing telecommunications systems to compete with existing CATV providers. From 1995 to 2000, Mr. Bibee was chief executive officer Better Choice TV, Inc., which was formed to pursue the acquisition and development of wireless telecommunications systems. He has been a director of WQN since October 2004.

Executive Officers

     Victor E. Grijalva joined WQN in June 2001 as the Vice President, Chief Financial Officer, Secretary and Treasurer. From May 2000 to February 2002, he served as Vice President and Chief Financial Officer of Trinity e-Ventures, Inc., a wholly-owned subsidiary of Trinity Industries, Inc., which launched companies to develop innovative technology and internet solutions for the industrial sector. From May 1999 to May 2000, he served as Senior Vice President and Chief Financial Officer of MH2 Technologies, Ltd., a leading provider of technology solutions and wireless applications designed to manage the residential and light commercial construction process. Prior to May 1999, he held various management positions at PricewaterhouseCoopers, LLP, where he served in the Houston, London, Denver and Dallas offices providing management and business advisory services.

Board of Directors and Committees of the Board

     Our Board of Directors has a Compensation Committee, an Audit Committee and a Nominating Committee. During 2004, the Board of Directors held twelve meetings, the Audit Committee held five meetings, the Compensation Committee held one meeting and the Nominating Committee held one meeting. No director attended fewer than 75 percent of the meetings held by the Board or the committees on which he or she served during the 2004 fiscal year.

     Compensation Committee. The Compensation Committee is responsible for recommending to the Board of Directors all officer salaries, management incentive programs and bonus payments. Its current members are Messrs. Jones and Farmer and Ms. Buchler.

     Audit Committee. The Audit Committee recommends the firm to be appointed as independent public accountants to audit WQN’s financial statements and to perform services related to the audit; reviews the scope and results of the audit with the independent public accountants; reviews the Company’s year-end operating results with management and the independent public accountants; considers the adequacy of WQN’s internal accounting and control procedures; reviews the non-audit services to be performed by the independent public accountants, if any; and evaluates the accountants’ independence. The Audit Committee is governed by a written charter approved by the Board. Its members are Mr. Farmer, Mr. Bibee and Ms. Buchler. Mr. Bibee is an independent director (as defined in the Nasdaq Market Rules and in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) and a “financial expert” within the meaning of Item 401(e) of Regulation S-B.

     Nominating Committee. The Nominating Committee identifies and recommends director nominees to be elected by the Company’s stockholders in connection with each annual meeting. The Nominating Committee is also responsible for recommending to the Board membership on standing Board committees and for identifying and recommending director appointees to take office between annual meetings.

     The Nominating Committee evaluates each candidate, including incumbents, based on the same criteria. In reviewing potential candidates for the Board, the committee considers each nominee’s personal and professional integrity, experience, skills, ability and willingness to devote the time and effort necessary to be an effective Board member. The Nominating Committee will also consider the Board’s having an appropriate mix of backgrounds, skills and qualifications, the qualities and skills that the committee believes are necessary for one or more of the Company’s directors to possess and standards for the overall structure and composition of the Company’s Board.

     The Nominating Committee is governed by a written charter approved by the Board which is attached as Appendix B. Its current members are Messrs. Jones, Bibee and Farmer and Ms. Buchler. Each member of the Nominating Committee is independent for purposes of the Nasdaq Marketplace Rules.

     Director Compensation. We pay our non-employee directors annual compensation of $20,000 for their services. We pay our Chairman of the Board annual compensation of $35,000 for his services. In addition, non-employee directors receive a fee of $1,000 for each meeting attended. Non-employee directors attending any committee meeting receive an additional fee of $1,000 for each committee meeting attended, unless the committee meeting is held on the day of a meeting of the Board of Directors, in which case they receive no additional compensation for attending the committee meeting. Non-employee directors are also reimbursed for reasonable costs and expenses incurred for attending any director or committee meetings. Our officers who are directors are not paid any director fees. Each new non-employee director will be granted options to purchase 25,000 shares of common stock under our stock option plans concurrently with his or her initial election to the Board. Each director shall automatically receive an option to purchase up to 10,000 shares following each annual meeting of the stockholders of the Company, if immediately after such meeting, he or she will continue to serve on the Board and has served on the Board for at least the preceding six months.

Communications with Directors

     The Board maintains a process for stockholders to communicate with the Board of Directors or any Board member. Stockholders who desire to communicate with the Board should send any communication to the Company’s Secretary, c/o WQN, Inc., 14911 Quorum Drive, Suite 140, Dallas, Texas 75254. Any communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication. The Secretary will forward such communication to the full Board of Directors or to any individual director or directors to whom the communication is directed, unless the communication is threatening or illegal, uses inappropriate expletive language or is similarly inappropriate, in which case the Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), or upon written representations received by us, we are not aware of any failure by any officer, director or beneficial owner of more than 10% of our common stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2004, except for B. Michael Adler who filed one of his Form 4’s late.

     ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each executive officer who had an annual salary and bonus during fiscal 2004 exceeding $100,000. We refer to these individuals collectively as the Named Executive Officers.

					Long Term
					Compensation Awards
	Annual Compensation				Securities	Payouts and
				Other annual	Underlying	All Other
Name and principal position	Year	Salary ($)	Bonus $	Compensation ($)	Options	Compensatation ($)
B. Michael Adler, President	2004	175,000	125,000	—	—	—
Chief Executive Officer	2003	175,000	—	—	—	—
	2002	175,000	—	—	—	—

R. Stephen Polley, President	2004	63,654	—	—	—	300,000
Chief Executive Officer (1)	2003	300,000	—	—	—	—
	2002	300,000	—	—	—	—

Victor E. Grijalva, Vice	2004	150,000	75,000	—	75,000	—
President, Chief Financial	2003	150,000	—	—	—	—
Officer, Secretary and	2002	150,000	25,000	—	—	—
Treasurer

(1)	Mr. Polley resigned from the Company effective March 16, 2004. In connection with Mr. Polley’s employment and separation agreement, Mr. Polley received $300,000, which is reported as payouts and all other compensation.

Employment Agreements

     WQN has entered into an employment agreement with Mr. Adler, a director and the Company’s President and Chief Executive Officer. The agreement expires on April 13, 2006. Under the agreement, Mr. Adler is entitled to receive a base salary of $175,000 per annum, and annual bonuses as determined by the Compensation Committee. In the event of a change in control of WQN, Mr. Adler would be entitled to a lump sum payment equal to his annual base salary and all of his outstanding options would immediately vest.

     WQN has also entered into an employment agreement with Mr. Grijalva, the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. The agreement expires on April 13, 2006. Under the agreement, Mr. Grijalva is entitled to receive a base salary of $150,000 per annum, and annual bonuses as determined by the Compensation Committee. In the event of a change of control of WQN, Mr. Grijalva would be entitled to continue to receive his regular base salary for a period of six months regardless of whether he serves as an employee of the Company during such period. In addition, upon a change of control, the Company’s stock plan committee may, in its sole discretion, automatically vest any or all of Mr. Grijalva’s outstanding options.

Option Grants

     The following table provides certain summary information concerning shares of common stock represented by stock options granted to each of the Named Executive Officers during fiscal year 2004.

Percentage of Total
	Number of Securities	Options Granted to	Exercise	Expiration
	Underlying Options	Employees in Fiscal Year	Price	Date
B. Michael Adler	—	—	—	—

R. Stephen Polley	—	—	—	—

Victor E. Grijalva	75,000	28%	$3.08	2010

Fiscal Year-End Option Values

     The following table provides information concerning the shares of common stock represented by outstanding stock options held by each of the Named Executive Officers on December 31, 2004. B. Michael Adler exercised 5,000 shares and R. Stephen Polley exercised 196,850 shares during fiscal year 2004. No other options were exercised by the Named Executive Officers during fiscal year 2004.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at		Shares
	December 31, 2004		December 31, 2004 (1)		Acquired on	Value
	Exercisable	Unexercisable	Exercisable	Unexercisable	Exercise	Realized
B. Michael Adler	20,000	—	$—	$—	5,000	$11,050

R. Stephen Polley	228,150	—	$219,024	$—	196,850	$200,109

Victor E. Grijalva	110,000	25,000	$50,800	$—	—	$—

(1)	Value is based on the closing sales price of $3.08 per share on December 31, 2004, the last trading day in 2004.

ITEM 11. PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below provides certain information regarding the ownership of our common stock as of March 31, 2005, by each stockholder known to us to own beneficially more than five percent of our outstanding common stock, each current director and nominee, and all executive officers, directors and nominees as a group, based on information provided to us by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table. The address for all our Executive Officers and Directors is 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

     Eagle Venture Capital, LLC is the record and beneficial owner of 2,526,478 shares. B. Michael Adler owns a controlling interest in Eagle Venture and is deemed to beneficially own these shares. The share ownership for Mr. Adler also includes vested options to purchase 25,000 shares and 100,000 shares owned by Adler Family Trust. WorldQuest Communications, Inc. is the record and beneficial owner of 300,000 shares. WorldQuest Communications, Inc. is owned 100% by the E. Denton Jones Family Trust and E. Denton Jones is deemed to beneficially own these shares. The ownership for Mr. Jones also reflects 1,000 shares owned by a company with respect to which he shares investment and dispositive power, as well as a vested option to purchase 35,000 shares and unvested options to purchase 10,000 shares. The share ownership for Robert A. Farmer includes vested options to purchase 35,000 shares and unvested options to purchase 35,000 shares. Elizabeth H. Buchler’s beneficial ownership includes vested options to purchase 35,000 shares, unvested options to purchase 10,000 shares, vested options to purchase 30,000 shares from Eagle Venture and 1,000 shares owned by Ms. Buchler’s spouse. Hal H. Bibee’s beneficial ownership includes unvested options to purchase 25,000 shares. Victor E. Grijalva’s beneficial ownership includes vested options to purchase 110,000 shares and unvested options to purchase 25,000 shares.

	Shares
	beneficially	Percentage of
Name	owned	shares owned
Executive Officers and Directors:

B. Michael Adler	2,651,478	38.5%

E. Denton Jones	346,000	5.0

Robert A. Farmer	121,500	1.8

Elizabeth H. Buchler	77,369	1.1

Hal H. Bibee	25,000	*

Victor E. Grijalva	138,050	2.0

All executive officers and Directors as a group (5)	3,359,397	48.8

*	Less than 1%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of December 31, 2004.

     A consulting company managed by one of the Company’s directors holds warrants to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of E. Denton Jones, a member of the Board of Directors of the Company. Certain other company directors and officers have also invested separately in the partnership. The affiliate of Mr. Jones is entitled to certain annual fees in connection with its management of investments made by the partnership.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for each of the fiscal years 2004 and 2003 for professional services rendered by Grant Thornton LLP, the Company’s principal accountant for the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB for the fiscal years then ended, including fees for services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements for each such fiscal year, were $97,000 and $94,000, respectively.

Audit-Related Fees

     Grant Thornton LLP did not bill the Company any fees for assurance and related services, which are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in under the caption “Audit Fees” above, in either of the fiscal years 2004 and 2003.

Tax Fees

     The aggregate fees billed for each of the fiscal years 2004 and 2003 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning were $11,000 and $10,000, respectively. These fees consisted of tax compliance services and tax advice provided to the Company in connection with the preparation of its tax returns.

All Other Fees

     The aggregate fees billed for each of the fiscal years 2004 and 2003 for products and services provided by Grant Thornton LLP, other than fees reported under the categories above, were $11,000 and $24,000, respectively. These fees consisted primarily of business advisory services to evaluate potential acquisitions and other transactions.

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

WQN, INC.

April 29, 2005	/s/ B. Michael Adler

B. Michael Adler President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2005	/s/ Victor E. Grijalva

Victor E. Grijalva Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)