Form 10QSB
period 2005-03-31
WQN, Inc.
filed 2005-05-16
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☑ NO ☐

At April 30, 2005, the registrant had outstanding 6,878,062 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format (check one):

                              Yes ☐ No ☑

WQN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WQN, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$10,404,548	$9,942,280
Investment in partnership	2,574,985	2,944,243
Accounts receivable, net	880,701	874,219
Current portion of notes receivable and accrued interest	775,980	2,408,679
Prepaid expenses and other current assets	1,122,578	806,068

Total current assets	15,758,792	16,975,489

Property and equipment, net	706,227	597,522
Note receivable	116,667	204,167
Other assets, net	846,525	972,794

Total assets	$17,428,211	$18,749,972

Current liabilities:
Accounts payable	$1,568,360	$1,481,188
Accrued expenses	245,885	457,459
Deferred revenue	474,898	444,988
Promissory note	300,000	300,000

Total current liabilities	2,589,143	2,683,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized shares—10,000,000; none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $0.01 per share; Authorized shares—50,000,000; issued and outstanding shares— 6,878,062 at March 31, 2005 and 6,830,062 at December 31, 2004	68,781	68,301
Additional capital	43,202,359	43,180,859
Accumulated deficit	(28,432,072)	(27,182,823)

Total stockholders’ equity	14,839,068	16,066,337

Total liabilities and stockholders’ equity	$17,428,211	$18,749,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Retail telephony revenue	$2,528,418	$1,996,835
Wholesale telephony and other revenue	5,079,320	16,311

Total revenue	7,607,738	2,013,146
Cost of revenue	7,325,411	1,542,303

Gross profit	282,327	470,843
Operating expenses:
Selling, general and administrative	1,058,460	1,102,103
Merger expenses	—	1,167,240
Depreciation and amortization	167,941	167,393

Total operating expenses	1,226,401	2,436,736

Operating loss	(944,074)	(1,965,893)
Interest income, net	64,083	41,809
Loss from partnership investment	(369,258)	—

Loss from continuing operations	(1,249,249)	(1,924,084)
Loss from discontinued operations	—	(87,564)

Net loss	$(1,249,249)	$(2,011,648)

Net loss per share – basic and diluted:
Continuing operations	$(0.18)	$(0.30)
Discontinued operations	—	(0.01)

Net loss per share	$(0.18)	$(0.31)

Weighted average common shares outstanding – basic and diluted	6,861,529	6,417,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	6,830,062	$68,301	$43,180,859	$(27,182,823)	$16,066,337
Exercise of employee stock options	48,000	480	21,500	—	21,980
Net loss	—	—	—	(1,249,249)	(1,249,249)

Balance at March 31, 2005	6,878,062	$68,781	$43,202,359	$(28,432,072)	$14,839,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Operating Activities

Net loss from continuing operations	$(1,249,249)	$(1,924,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(87,564)
Depreciation and amortization	167,941	213,144
Loss on disposition of property and equipment and asset write-downs	—	76,522
Loss from investment in partnership	369,258	—
Changes in operating assets and liabilities:
Accounts receivable	(23,783)	(14,729)
Accounts payable and accrued expenses	(199,402)	371,243
Deferred revenue	29,910	24,879
Other assets	(192,498)	44,078

Net cash used in operating activities	(1,097,823)	(1,296,511)

Investing Activities
Additions to property and equipment	(199,389)	(47,422)
Payments received on note from the sale of subsidiary	87,500	—
Payments from (loan to) Ntera Holdings, Inc.	1,650,000	(2,000,000)

Net proceeds from (cash used in) investing activities	1,538,111	(2,047,442)

Financing Activities
Proceeds from exercise of stock options	21,980	619,766

Increase (decrease) in cash and cash equivalents	462,268	(2,724,187)
Cash and cash equivalents at beginning of period	9,942,280	17,931,820

Cash and cash equivalents at end of period	$10,404,548	$15,207,633

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,387	$1,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WQN, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2. Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $466,667 as of March 31, 2005. As a result of the transaction the Company recorded gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net loss from discontinued operations is comprised as follows:

Three months ended
March 31, 2004
Revenue	$154,942
Cost of revenue	(59,301)

Gross profit	95,641
Operating expenses	(183,205)

Net loss	(87,564)
Gain on disposal	—

Net loss on discontinued operations	$(87,564)

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Earnings (Loss) Per Share

     Stock options and warrants convertible into 879,259 and 1,649,856 shares of the Company’s common stock at March 31, 2005 and 2004, respectively, are excluded from the calculation of diluted loss per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.

4. Related Party Transactions

     The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.5 million outstanding shares of the common stock of the Company as of March 31, 2005. A consulting company managed by one of the Company’s directors holds warrants outstanding to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005. In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company (see Note 9). Certain other Company directors and officers have invested separately in the partnership.

5. Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. On September 2, 2004, the Company terminated the Agreement with Ntera. The balance of the note and accrued interest at March 31, 2005 was $425,980. On April 1, 2005 the company received a payment of $403,689 from Ntera bringing the total proceeds received from Ntera to $2,109,788 and the Company expects to receive the remaining balance of $22,291 during the second quarter of 2005. The loan is secured by the assets of Ntera.

6. Promissory Note

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (5.75% at March 31, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.48% per annum.

7. Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WQN to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At March 31, 2005, the Company’s obligation under both the agreements totaled $75,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years.

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8. Distribution and Marketing Agreement

     In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products are sold from more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000, as valued by the Black-Scholes pricing model, which is included in other assets and is being amortized over the three year term of the agreement. The warrant’s exercise price is $0.01.

9. Investment in Partnership

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership. For the quarter ended March 31, 2005, the Company recorded a loss from its partnership investment of $369,258.

10. Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three months ended March 31,
	2005	2004
Net loss as reported	$(1,249,249)	$(2,011,648)
Less stock-based employee compensation expense	(48,060)	(107,800)

Pro forma net loss	$(1,297,309)	$(2,119,448)

Loss per share:
As reported – basic and diluted	$(0.18)	$(0.31)

Pro forma – basic and diluted	$(0.19)	$(0.33)

11. Legal Matters

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

     Our business includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls as well as the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services, including prepaid long distance and prepaid wireless, through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We expect to begin selling our proprietary VoIP products through this distribution channel beginning in 2005.

     As of March 31, 2005, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.5 million, or 37%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

     We were incorporated in October 1996 as a Texas corporation. We reincorporated in Delaware in October 1999. In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc.

     Our primary source of revenue is the fees that we receive from our telephony customers for completing calls over our network and from the sale of telephony products to our network of distributors in the Southern California market. Our Internet telephony revenue is dependent on the volume of voice traffic carried over the network, which is measured in terms of minutes of voice traffic and the fees per minute of traffic we charge our customers. We recognize this revenue in the period in which the call is completed. We bill our retail customers on a prepaid basis through credit cards. Our revenue from the sale of telephony products to our distributors is included as wholesale telephony revenue. We provide some of our credit worthy wholesale customers with terms that generally allow them to pay for our products within two weeks. All other wholesale customers pay for our products in advance.

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

Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $466,667 as of March 31, 2005. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.

Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum, which is secured by the assets of Ntera. On September 2, 2004, the Company terminated the Agreement with Ntera. The balance of the note and accrued interest at March 31, 2005 was $425,980. On April 1, 2005 the company received a payment of $403,689 from Ntera bringing the total proceeds received from Ntera to $2,109,788 and the Company expects to receive the remaining balance of $22,291 during the second quarter of 2005. The loan is secured by the assets of Ntera.

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

Revenue Recognition

     The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 as revised by 104 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Retail telephony revenue is recorded net of estimated returns and allowances and is recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed. Revenue on the distribution of telephony products is included in wholesale telephony revenue, is recorded net of estimated returns and allowances and is recognized when the products are shipped to the customer. Distribution products are processed by other carriers therefore no future service is provided by the Company.

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

Investment in Partnership

     The Company’s investment in partnership is accounted for on the equity basis of accounting. Gains and losses are included in income (loss) from partnership investment. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice.

Income Taxes

     As of March 31, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

     Revenue increased approximately 278% to $7,608,000 for the three months ended March 31, 2005 from $2,013,000 for the three months ended March 31, 2004. The $5,595,000 increase in revenue is attributable to a $5,063,000 increase in wholesale telephony revenue and a $532,000 increase in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company access to a distribution network consisting of more than 5,000 retail locations in Southern California. During the first quarter of 2005, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. Retail telephony increased approximately 27% over the prior year quarter and approximately 23% from the sequential quarter ended December 31, 2004. The increase in retail telephony is primarily attributable to the addition of an Indian based call center in the fourth quarter of 2004 from which we sell our telephony products. Overall, our minutes of use have increased 75% to 21.5 million minutes for the three months ended March 31, 2005, up from 12.3 million minutes for the three months ended March 31, 2004.

     A substantial portion of our retail telephony customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 375% to $7,325,000 for the three months ended March 31, 2005 from $1,542,000 for the three months ended March 31, 2004. This $5,783,000 increase is due primarily to a shift in revenue mix. Lower margin wholesale revenue comprised 67% of our total revenues in the first quarter of 2005 compared to 1% in the comparable 2004 period. Our gross profit percentage was approximately 4% during the first quarter of this year, a decrease from approximately 23% in the year ago quarter. The decrease in gross profit percentage during the quarter was primarily due to the addition of lower margin wholesale telephony revenue. Excluding the wholesale operations, our gross profit margin for the first quarter of 2005 was approximately 7% compared to approximately 23% in the year ago quarter. The decrease in our retail gross profit margin was primarily attributable to an increase in the average termination price per minute without a corresponding increase in the average selling price per minute. The increase in the average termination price per minute is due primarily to the loss of certain carriers serving the Indian international telephony market, which continues to experience pricing pressures. We expect our retail telephony gross profit margin will improve in the second quarter of 2005 as we have secured improved termination rates and as we have increased our average selling price.

Selling, General and Administrative

     Selling, general and administrative expenses decreased approximately 4% to $1,058,000 for the three months ended March 31, 2005 from $1,102,000 for the three months ended March 31, 2004. This $44,000 decrease is due primarily to lower personnel costs partially offset by increased selling, general and administrative expenses in connection with the introduction of RocketVoIP, the Company’s proprietary next generation VoIP technology service and to higher selling expenses associated with the addition of the Indian based call center.

Merger Expenses

     During the first quarter of 2004 we incurred merger related expenses of approximately $1,167,000 primarily for legal fees and professional services associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings), which was terminated in September 2004.

Depreciation and Amortization

     Depreciation and amortization was $168,000 for the three months ended March 31, 2005, which is substantially unchanged from $167,000 for the three months ended March 31, 2004.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents and notes receivable less interest expense on borrowings. Interest earned on cash and cash equivalents and notes receivable increased to $66,000 for the three months ended March 31, 2005 from $43,000 for the three months ended March 31, 2004. The increase is due primarily to interest income earned on the bridge loan made to Ntera Holdings, Inc. in March 2004 and interest income earned on the Company’s note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2005 first quarter totaled approximately $2,000 compared to $1,000 in the comparable 2004 quarter.

Loss From Investment In Partnership

     The Company accounts for its partnership interest under the equity method of accounting and for the quarter ended March 31, 2005 recorded a loss from its equity investment of $369,000.

Loss From Continuing Operations

     We incurred a loss from continuing operations of $1,249,000 for the three months ended March 31, 2005 compared to a loss of $1,924,000 for the three months ended March 31, 2004. This $675,000, or 35%, decrease in loss from continuing operations is primarily attributable to a $1,167,000 decrease in merger expenses, a $44,000 decrease in selling, general and administrative expenses and to $22,000 increase in interest income, net partially offset by a $189,000 reduction in the Company’s gross profit and a $369,000 loss from partnership investment.

Income/(Loss) From Discontinued Operations

     The income/(loss) from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Note 2, Discontinued Operations in notes to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. The Company had a loss from discontinued operations during the first quarter of 2004 of approximately $88,000.

Liquidity and Capital Resources

     As of March 31, 2005, we had approximately $10,405,000 of cash and cash equivalents and working capital of approximately $13,169,000. We generated negative cash flow from operating activities of approximately $1,098,000 during the three months ended March 31, 2005, compared with negative cash flow from operating activities of approximately $1,297,000 during the three months ended March 31, 2004. Net cash used in operating activities for the 2005 and 2004 periods primarily resulted from operating losses as well as changes in working capital. The $199,000 decrease in cash used in operating activities in the 2005 period from the 2004 period is due primarily to expenses incurred in connection with the Ntera Holdings, Inc. merger agreement in the 2004 period partially offset by changes in operating assets and liabilities during 2005.

     Net cash proceeds from investing activities was $1,538,000 for the three months ended March 31, 2005 compared to cash used in investing activities of $2,047,000 for the three months ended March 31, 2004. Net cash proceeds for the 2005 first quarter are comprised of debt repayments of $1,737,000 partially offset by capital expenditures of $199,000. Cash used in investing activities for the quarter ended March 31, 2004 is attributable to a $2,000,000 loan made to Ntera Holdings, Inc. in connection with the merger agreement, which was terminated in September 2004. The balance of the Ntera note and accrued interest at March 31, 2005 was $425,980. On April 1, 2005 the company received a payment of $403,689 from Ntera bringing the total proceeds received from Ntera to $2,109,788 and the Company expects to receive the remaining balance of $22,291 during the second quarter of 2005. The loan is secured by the assets of Ntera.

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (5.75% at March 31, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.48% per annum.

     The Company provided ValuCom and Rediff irrevocable letters of credit in connection with the Company’s purchase of certain assets from ValuCom and the Company’s advertising agreement with Rediff. The letters of credit are secured by deposits in a money market fund and the amount of the letters of credit and security deposits are reduced as the monthly installments are paid. At March 31, 2005, the Company’s obligation under both agreements was $75,000.

     The Company received a $700,000 note in connection with the sale of the outstanding capital stock of its wholly-owned subsidiary Cash2India. The note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $466,667 as of March 31, 2005.

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership based on its share of the partnership and for the quarter ended March 31, 2005 recorded a loss from its partnership investment of $369,000.

     The Company generated cash from financing activities of $22,000 for the three months ended March 31, 2005 and $620,000 for the three months ended March 31, 2004 related to the exercise of stock options.

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

Income Taxes

     As of March 31, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

     The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-93019) relating to our initial public offering of our Common Stock, was February 4, 2000. A total of 3,162,500 shares of our Common Stock were sold at a price of $13.00 per share. Net proceeds to WQN were approximately $36.3 million. From the time of receipt through March 31, 2005, the net proceeds were applied toward:

•	repayment of indebtedness, $4,498,000;

•	equipment purchases including additional back-up systems, $4,670,000;

•	software development, $1,117,000

•	investments, $3,000,000

•	merger and acquisition related, $1,587,000; and

•	General corporate purposes, including operating losses, payment of outstanding payables, payoffs of capital leases, liability insurance premiums, development of strategic relationships and research and development of new products, $11,023,000.

     The remaining proceeds are being used as working capital or are being held in high quality, short-term investment instruments such as short-term corporate investment grade or United States Government interest-bearing securities.

     Of the $4,498,000 paid for repayment of indebtedness, $1,440,000 was paid to Eagle Venture Capital, LLC, which owns approximately 37% of our Common Stock and is controlled by B. Michael Adler, our Chief Executive Officer and President. The $3,000,000 investment was made in an investment partnership affiliated with E. Denton Jones, one of the Company’s directors.

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

WQN, INC.
May 12, 2005	By:	/s/ Victor E. Grijalva
Victor E. Grijalva
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)