Form 10QSB
period 2005-06-30
WQN, Inc.
filed 2005-08-15
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
     (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
YES   ☑     NO   ☐
At July 31, 2005, the registrant had outstanding 6,878,062 shares of par value $.01 common stock.
Transitional Small Business Disclosure Format (check one):
               YES   ☐     NO   ☑

WQN, INC.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
WQN, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$9,050,469	$9,942,280
Investment in partnership	2,546,878	2,944,243
Accounts receivable, net	685,035	874,219
Current portion of notes receivable and accrued interest	357,358	2,408,679
Prepaid expenses and other current assets	1,038,293	806,068

Total current assets	13,678,033	16,975,489

Property and equipment, net	695,257	597,522
Note receivable	29,167	204,167
Other assets, net	764,912	972,794
Investment in Seaview Capital	1,000,000	—

Total assets	$16,167,369	$18,749,972

Current liabilities:
Accounts payable	$1,524,053	$1,481,188
Accrued expenses	254,207	457,459
Deferred revenue	411,167	444,988
Promissory note	300,000	300,000

Total current liabilities	2,489,427	2,683,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share; Authorized shares—50,000,000; issued and outstanding shares— 6,878,062 at June 30, 2005 and 6,830,062 at December 31, 2004	68,781	68,301
Additional capital	43,202,359	43,180,859
Accumulated deficit	(29,593,198)	(27,182,823)

Total stockholders’ equity	13,677,942	16,066,337

Total liabilities and stockholders’ equity	$16,167,369	$18,749,972

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Retail telephony revenue	$2,813,594	$2,731,078	$5,342,012	$4,727,913
Wholesale telephony and other revenue	5,162,035	55,494	10,241,355	71,805

Total revenue	7,975,629	2,786,572	15,583,367	4,799,718
Cost of revenue	7,605,626	2,251,031	14,931,037	3,793,334

Gross profit	370,003	535,541	652,330	1,006,384
Operating expenses:
Selling, general and administrative	1,371,592	666,072	2,430,052	1,768,175
Merger expenses	—	40,844	—	1,208,084
Depreciation and amortization	171,896	195,497	339,837	362,890

Total operating expenses	1,543,488	902,413	2,769,889	3,339,149

Operating loss	(1,173,485)	(366,872)	(2,117,559)	(2,332,765)
Interest income, net	40,466	73,097	104,549	114,906
Loss from partnership investment	(28,107)	—	(397,365)	—

Loss from continuing operations	(1,161,126)	(293,775)	(2,410,375)	(2,217,859)
Loss from discontinued operations	—	(69,036)	—	(156,600)

Net income loss	$(1,161,126)	$(362,811)	$(2,410,375)	$(2,374,459)

Net loss per share — basic and diluted:
Continuing operations	$(0.17)	$(0.04)	$(0.35)	$(0.34)
Discontinued operations	—	(0.01)	—	(0.02)

Net loss per share	$(0.17)	$(0.05)	$(0.35)	$(0.36)

Weighted average common shares outstanding — basic and diluted	6,878,062	6,596,880	6,869,841	6,507,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common	Stock	Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	6,830,062	$68,301	$43,180,859	$(27,182,823)	$16,066,337
Exercise of employee stock options	48,000	480	21,500	—	21,980
Net loss	—	—	—	(2,410,375)	(2,410,375)

Balance at June 30, 2005	6,878,062	$68,781	$43,202,359	$(29,593,198)	$13,677,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

WQN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Operating Activities

Net loss from continuing operations	$(2,410,375)	$(2,217,859)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(156,600)
Depreciation and amortization	339,837	454,801
Loss on disposition of property and equipment and asset write-downs	—	76,522
Loss from investment in partnership	397,365	—
Changes in operating assets and liabilities:
Accounts receivable	171,883	(98,679)
Accounts payable and accrued expenses	(160,387)	(334,516)
Deferred revenue	(33,821)	142,331
Other assets	(178,857)	(167,998)

Net cash used in operating activities	(1,874,355)	(2,301,998)

Investing Activities
Additions to property and equipment	(283,058)	(166,668)
Payments received on note from the sale of subsidiary	175,000	—
Payments from (loan to) Ntera Holdings, Inc.	2,068,622	(2,000,000)
Purchase of partnership interest	(1,000,000)	—

Net proceeds from (cash used in) investing activities	960,564	(2,166,668)

Financing Activities
Proceeds from exercise of stock options	21,980	631,016

Increase (decrease) in cash and cash equivalents	(891,811)	(3,837,650)
Cash and cash equivalents at beginning of period	9,942,280	17,931,820

Cash and cash equivalents at end of period	$9,050,469	$14,094,170

Supplemental Disclosure of Cash Flow Information Interest paid	$4,287	$2,625

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
2. Discontinued Operations
     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $379,167 as of June 30, 2005. As a result of the transaction the Company recorded gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net loss from discontinued operations is comprised as follows:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Revenue	$144,791	$299,733
Cost of revenue	(59,770)	(119,071)

Gross profit	85,021	180,662
Operating expenses	(154,057)	(337,262)

Net loss	(69,036)	(156,600)
Gain on disposal	—	—

Net loss on discontinued operations	$(69,036)	$(156,000)

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
3. Earnings (Loss) Per Share
     Stock options and warrants convertible into 829,259 and 1,644,856 shares of the Company’s common stock at June 30, 2005 and 2004, respectively, are excluded from the calculation of diluted loss per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.
4. Related Party Transactions
     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company (see Note 9). Certain other Company directors and officers have invested separately in the partnership.
5. Merger Agreement with Ntera Holdings
     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. On September 2, 2004, the Company terminated the Agreement with Ntera. The balance of the note and accrued interest at June 30, 2005 was $7,358. As of June 30, 2005 total proceeds received from Ntera totaled $2,124,721 and the Company expects to receive the remaining balance during the third quarter of 2005. The loan is secured by the assets of Ntera.
6. Promissory Note
     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (6% at June 30, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.47% per annum.
7. Value Communications Transaction
     In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WQN to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. At June 30, 2005, the Company had fulfilled all of its obligation under both the agreements. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years.

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
9. Investment in Partnership
     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership. For the quarter ended June 30, 2005, the Company recorded a loss from its partnership investment of $28,107. For the six months ended June 30, 2005, the Company recorded a loss from its partnership investment of $397,000.
10. Investment in Seaview Capital
     In June 2005, the Company invested $1,000,000 and committed to invest up to $10,000,000 in Seaview Mezzanine Fund LP, a limited partnership seeking approval to operate as a Small Business Investment Company by the U.S Small Business Administration. An affiliate of two Directors of the Company holds a financial interest in the general partnership of Seaview Mezzanine Fund L.P. The Company’s investment is accounted for on the equity basis of accounting.
11. Subsequent Event
     On August 3, 2005, the Company entered into a definitive Asset Purchase Agreement for the sale of substantially all of the Company operating assets related to our voice over internet protocol telephony business to VOIP, Inc. (“VOIP”) and VOIP Acquisition Company. We expect to receive, in exchange for our assets, 1,250,000 shares of VOIP common stock, a $3,700,000 note convertible into common or preferred stock of VOIP, and a warrant exercisable for up to 5,000,000 shares of VOIP common stock. The completion of the transactions contemplated by the Asset Purchase Agreement are conditioned upon the approval of our stockholders and the fulfillment of the other closing conditions set forth in the Asset Purchase Agreement. Pending satisfaction of those conditions, the sale is expected to close in the fourth quarter of 2005.
In addition, the Company made a $1,000,000 loan to VOIP evidenced by a Promissory Note concurrently with the execution of the Asset Purchase Agreement. The Promissory Note is due one year after issuance. The Promissory Note pays interest at 6% per year. Upon the closing of the transactions contemplated in the Asset Purchase Agreement, the Promissory Note is automatically cancelled. In connection with making the $1,000,000 loan, the Company also received a Common Stock Purchase Warrant permitting us to purchase up to 625,000 shares of VOIP’s common stock for $1.37 per share. Upon the closing of the transactions contemplated by the Asset Purchase Agreement, the Common Stock Purchase Warrant also is automatically cancelled.

WQN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
12. Stock-Based Compensation
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,161,126)	$(362,811)	$(2,410,375)	$(2,374,459)
Less stock-based employee compensation expense	(39,123)	(23,060)	(87,183)	(130,860)

Pro forma net loss	$(1,200,249)	$(385,871)	$(2,497,558)	$(2,505,319)

Loss per share:
As reported — basic and diluted	$(0.17)	$(0.05)	$(0.35)	$(0.36)

Pro forma — basic and diluted	$(0.17)	$(0.06)	$(0.36)	$(0.39)

13. Legal Matters
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
Discontinued Operations
     In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $379,167 as of June 30, 2005. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.
Merger Agreement with Ntera Holdings
     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. On September 2, 2004, the Company terminated the Agreement with Ntera. The balance of the note and accrued interest at June 30, 2005 was $7,358. As of June 30, 2005 total proceeds received from Ntera totaled $2,124,721 and the Company expects to receive the remaining balance during the third quarter of 2005. The loan is secured by the assets of Ntera.
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
Sale of Operating Assets
On August 3, 2005, the Company entered into a definitive Asset Purchase Agreement for the sale of substantially all of our operating assets related to our voice over internet protocol telephony business to VOIP, Inc. (“VOIP”) and VOIP Acquisition Company. The Company expects to receive, in exchange for our assets, 1,250,000 shares of VOIP common stock, a $3,700,000 note convertible into common or preferred stock of VOIP, and a warrant exercisable for up to 5,000,000 shares of VOIP common stock. The completion of the transactions contemplated by the Asset Purchase Agreement are conditioned upon the approval of our stockholders and the fulfillment of the other closing conditions set forth in the Asset Purchase Agreement. Pending satisfaction of those conditions, the sale is expected to close in the fourth quarter of 2005.
In addition, the Company made a $1,000,000 loan to VOIP evidenced by a Promissory Note concurrently with the execution of the Asset Purchase Agreement. The Promissory Note is due one year after issuance. The Promissory Note pays interest at 6% per year. Upon the closing of the transactions contemplated in the Asset Purchase Agreement, the Promissory Note is automatically cancelled. In connection with making the $1,000,000 loan, the Company also received a Common Stock Purchase Warrant permitting us to purchase up to 625,000 shares of VOIP’s common stock for $1.37 per share. Upon the closing of the transactions contemplated by the Asset Purchase Agreement, the Common Stock Purchase Warrant also is automatically cancelled.

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
Investment in Partnership
     The Company’s investment in the partnership is accounted for on the equity basis of accounting. Gains and losses are included in income (loss) from partnership investment. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice.
Investment in Seaview Capital
     The Company’s investment in Seaview Capital is accounted for on the equity basis of accounting. Gains and losses are included in income (loss) from the investment.
Income Taxes
     As of June 30, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenue
     Revenue increased approximately 186% to $7,976,000 for the three months ended June 30, 2005 from $2,787,000 for the three months ended June 30, 2004. The $5,189,000 increase in revenue is attributable to a $5,107,000 increase in wholesale telephony revenue and a $83,000 increase in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company access to a distribution network consisting of more than 5,000 retail locations in Southern California. During the second quarter of 2005, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. Retail telephony increased approximately 3% over the prior year quarter. The increase in retail telephony is primarily attributable to the addition of an Indian based call center in the fourth quarter of 2004 from which we sell our telephony products. Overall, our minutes of use have increased 59% to 22.9 million minutes for the three months ended June 30, 2005, up from 14.4 million minutes for the three months ended June 30, 2004.
     A substantial portion of our retail telephony customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.
Cost of Revenue
     Cost of revenue increased approximately 238% to $7,606,000 for the three months ended June 30, 2005 from $2,251,000 for the three months ended June 30, 2004. This $5,355,000 increase is due primarily to a shift in revenue mix. Lower margin wholesale revenue comprised 65% of our total revenues in the second quarter of 2005 compared to 2% in the comparable 2004 period. Our gross profit percentage was approximately 5% during the second quarter of this year, a decrease from approximately 19% in the year ago quarter. The decrease in gross profit percentage during the quarter was primarily due to the addition of lower margin wholesale telephony revenue. Excluding the wholesale operations, our gross profit margin for the first quarter of 2005 was approximately 9% compared to approximately 20% in the year ago quarter. The decrease in our retail gross profit margin was primarily attributable to an increase in the average termination price per minute without a corresponding increase in the average selling price per minute. The increase in the average termination price per minute is due primarily to the loss of certain carriers serving the Indian international telephony market, which continues to experience pricing pressures.
Selling, General and Administrative
     Selling, general and administrative expenses increased approximately 106% to $1,372,000 for the three months ended June 30, 2005 from $666,000 for the three months ended June 30, 2004. This $706,000 increase is due primarily to increased selling, general and administrative expenses in connection with the introduction of RocketVoIP, the Company’s proprietary next generation VoIP technology service and to higher selling expenses associated with the addition of the Indian based call center.
Merger Expenses
     During the second quarter of 2004 we incurred merger related expenses of approximately $41,000 primarily for legal fees and professional services associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 — Merger Agreement with Ntera Holdings), which was terminated in September 2004.
Depreciation and Amortization
     Depreciation and amortization decreased approximately 12% to $172,000 for the three months ended June 30, 2005, from $195,000 for the three month ended June 30, 2004. This $23,000 decrease is primarily attributable to certain depreciable assets becoming fully depreciated in 2004.

Interest Income, Net
     Interest income, net consists of interest earned on cash and cash equivalents and notes receivable less interest expense on borrowings. Interest earned on cash and cash equivalents and notes receivable decreased to $42,000 for the three months ended June 30, 2005 from $75,000 for the three months ended June 30, 2004. The decrease in interest income is primarily due to the payment of the principal balance on the $2 million bridge loan to Ntera Holdings, Inc., which was paid to the Company on April 1, 2005. For the three months ended June 30, 2004 the company earned interest at a rate of 7% per annum on the bridge loan made to Ntera Holdings, Inc. The decease was offset by interest income earned on the Company’s note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2005 first quarter totaled approximately $2,000 compared to $2,000 in the comparable 2004 quarter.
Loss From Investment In Partnership
     The Company accounts for its partnership interest under the equity method of accounting and for the quarter ended June 30, 2005 recorded a loss from its equity investment of $28,000.
Loss From Continuing Operations
     We incurred a loss from continuing operations of $1,161,000 for the three months ended June 30, 2005 compared to a loss of $294,000 for the three months ended June 30, 2004. This $867,000 increase in loss from continuing operations is primarily attributable a $706,000 increase in selling, general and administrative expenses, a $165,000 reduction in the Company’s gross profit, a $28,000 loss from partnership investment, a $32,000 decrease in interest income, net partially offset by a $41,000 decrease in merger expenses and a $23,000 decrease in depreciation and amortization.
Loss From Discontinued Operations
     The income/(loss) from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Note 2, Discontinued Operations in notes to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. The Company had a loss from discontinued operations during the second quarter of 2004 of approximately $69,000.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenue
     Revenue increased approximately 225% to $15,583,000 for the six months ended June 30, 2005 from $4,800,000 for the six months ended June 30, 2004. The $10,783,000 increase is a result of a $10,169,000 increase in wholesale telephony revenue and a $614,000 increase in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company access to a distribution network consisting of more than 5,000 retail locations in Southern California. During the second quarter of 2005, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. Retail telephony increased approximately 14% over the prior year period. The increase in retail telephony is primarily attributable to the addition of an Indian based call center in the fourth quarter of 2004 from which we sell our telephony products. Overall, our minutes of use have increased to 44.4 million minutes for the six months ended June 30, 2005, up from 26.7 million minutes for the six months ended June 30, 2004.
     A substantial portion of our retail customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.
Cost of Revenue
     Cost of revenue increased approximately 29% to $14,931,000 for the six months ended June 30, 2005 from $3,793,000 for the six months ended June 30, 2004. This $11,138,000 increase is due primarily is due primarily to a shift in revenue mix. Lower margin wholesale revenue comprised 66% of our total revenues for the six months ended June 30, 2005 compared to 2% in the comparable 2004 period. Our gross profit percentage was approximately 4% during the six months ended June 30, 2005 of this year, a decrease from approximately 21% in the year ago period. The decrease in gross profit percentage during the six months ended June 30, 2005 was primarily due to the addition of lower margin wholesale telephony revenue. Excluding the wholesale operations, our gross profit margin for the six months ended June 30, 2005 was approximately 8% compared to approximately 21% in the year ago period. The decrease in our retail gross profit margin was primarily attributable to an increase in the average termination price per minute without a corresponding increase in the average selling price per minute. The increase in the average termination price per minute is due primarily to the loss of certain carriers serving the Indian international telephony market, which continues to experience pricing pressures.
Selling, General and Administrative
     Selling, general and administrative expenses increased approximately 37% to $2,430,000 for the six months ended June 30, 2005 from $1,768,000 for the six months ended June 30, 2004. This $662,000 increase is due primarily to increased selling, general and administrative expenses in connection with the introduction of RocketVoIP, the Company’s proprietary next generation VoIP technology service and to higher selling expenses associated with the addition of the Indian based call center.
Merger Expenses
     For the six month ended June 30, 2004 we incurred merger expenses of approximately $1,208,000 primarily for: legal fees ($415,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($27,000), and other administrative expenses ($58,000) associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 - Merger Agreement with Ntera Holdings).
Depreciation and Amortization
     Depreciation and amortization decreased approximately 6% to $340,000 for the six months ended June 30, 2005 from $363,000 for the six months ended June 30, 2004. This $23,000 decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2004.
Interest Income, Net
     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents was $109,000 for the six months ended June 30, 2005 and $117,000 for the six months ended June 30, 2004. The $8,000 decrease in interest income is primarily due to the principal balance on the $2 million bridge loan to Ntera Holdings, Inc. was paid in full to the Company on April 1, 2005. The decease was offset by interest income earned on the Company’s note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2005 period totaled $4,000 compared to $3,000 in the comparable 2004 period.
Loss From Continuing Operations
     We incurred a loss from continuing operations of $2,410,000 for the six months ended June 30, 2005 compared to a loss of $2,218,000 for the six months ended June 30, 2004. This $192,000 increase in loss from continuing operations in the 2005 period is primarily attributable to a $529,000 increase in selling, general and administrative expenses, a $354,000 reduction in the Company’s gross profit, a $397,000 loss from partnership investment, a $10,000 decrease in interest income, net partially offset by a $1,208,000 decrease in merger expenses and a $23,000 decrease in depreciation and amortization.
Loss From Discontinued Operations
     The loss from discontinued operations is due to the sale of the Company’s financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in Note 2 to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. The Company had a loss from discontinued operations for the six months ended June 30, 2004 of approximately $157,000.

Liquidity and Capital Resources
     As of June 30, 2005, we had approximately $9,050,000 of cash and cash equivalents and working capital of approximately $11,322,000. We generated negative cash flow from operating activities of approximately $1,874,000 during the six months ended June 30, 2005, compared with negative cash flow from operating activities of approximately $2,302,000 during the six months ended June 30, 2004. Net cash used in operating activities for the 2005 and 2004 periods primarily resulted from operating losses as well as changes in working capital. The $428,000 decrease in cash used in operating activities in the 2005 period from the 2004 period is due primarily to expenses incurred in connection with the Ntera Holdings, Inc. merger agreement in the 2004 period partially offset by changes in operating assets and liabilities during 2005.
     Net cash proceeds from investing activities was $961,000 for the six months ended June 30, 2005 compared to cash used in investing activities of $2,167,000 for the six months ended June 30, 2004. Net cash proceeds for the 2005 period are comprised of debt repayments of $2,244,000 partially offset by capital expenditures of $283,000 and a long-term investment of $1,000,000. Cash used in investing activities for the six months ended June 30, 2004 is attributable to capital expenditures of $167,000 and a $2,000,000 loan made to Ntera Holdings, Inc. in connection with the merger agreement, which was terminated in September 2004. The balance of the Ntera note and accrued interest at June 30, 2005 was $7,358 and the Company expects to receive the remaining balance during the third quarter of 2005. The loan is secured by the assets of Ntera.
     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (6% at June 30, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 1.47% per annum.
     The Company received a $700,000 note in connection with the sale of the outstanding capital stock of its wholly-owned subsidiary Cash2India. The note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $379,167 as of June 30, 2005.
     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership based on its share of the partnership and for the six months ended June 30, 2005 recorded a loss from its partnership investment of $397,000.
     The Company generated cash from financing activities of $22,000 for the six months ended June 30, 2005 and $631,000 for the six months ended June 30, 2004 related to the exercise of stock options.
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
Income Taxes
     As of June 30, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)	The following exhibits are filed with this Report:

Exhibit
Number	Description of Exhibits

10.7	2002 Stock Option Plan.

*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

WQN, INC.

August 15, 2005	By:	/s/ B. Michael Adler

B. Michael Adler
Principal Financial and Accounting Officer