Form 10QSB
period 2005-09-30
WQN, Inc.
filed 2005-11-15
CIK 1089932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

o TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________


                         Commission file number 0-27751

                                    WQN, INC.


              Delaware                                   75-2838415
              --------                                   ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    ncorporation or organization)


               14911 Quorum Drive, Suite 140, Dallas, Texas 75254
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 361-1980
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  YES  x  NO  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes  o  No  x


At October 31, 2005, the registrant had outstanding 6,873,062 shares of par value $.01 common stock.

Transitional Small Business Disclosure Format:
                                                                  Yes  o  No  x

TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    ITEM 3. CONTROLS AND PROCEDURES

PART II-OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    ITEM 2. CHANGES IN SECURITIES

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    ITEM 5. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    SIGNATURES

         Certification of CEO Pursuant to Section 302
         Certification of CFO Pursuant to Section 302
         Certification of CEO Pursuant to Section 906
         Certification of CFO Pursuant to Section 906



                                    WQN, INC.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                                    WQN, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                           September 30,         December 31,
                                                                                               2005                  2004
                                                                                          ----------------    ------------------
Current assets:                                                                               (unaudited)
     Cash and cash equivalents......................................................          $ 6,767,768         $  9,942,280
     Investment in partnership......................................................            2,547,702            2,944,243
     Accounts receivable, net.......................................................              790,984              874,219
     Current portion of notes receivable and accrued interest.......................            1,299,025            2,408,679
     Prepaid expenses and other current assets......................................            1,305,586              806,068
                                                                                          ----------------    ------------------
Total current assets................................................................           12,711,065           16,975,489

Property and equipment, net.........................................................              642,891              597,522
Note receivable.....................................................................                    0              204,167
Other assets, net...................................................................              687,655              972,794
Investment in Seaview Capital.......................................................            1,000,000                    -
                                                                                          ----------------    ------------------
Total assets........................................................................         $ 15,041,611        $  18,749,972
                                                                                          ================    ==================


Current liabilities:
     Accounts payable...............................................................         $  1,345,333         $  1,481,188
     Accrued expenses...............................................................              437,187              457,459
     Deferred revenue...............................................................              395,332              444,988
       Promissory note..............................................................              300,000              300,000
                                                                                          ----------------    ------------------
Total current liabilities...........................................................            2,477,851            2,683,635

Commitments and contingencies.......................................................

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
          Authorized shares--10,000,000; none issued and
        outstanding ................................................................              -                   -
     Common stock, par value $0.01 per share;
          Authorized shares--50,000,000; issued and
        outstanding shares-- 6,878,062 at September 30, 2005
        and 6,830,062 at December 31, 2004..........................................               68,781               68,301
     Additional capital.............................................................           43,202,359           43,180,859
     Accumulated deficit............................................................          (30,707,381)         (27,182,823)
                                                                                          ----------------    -----------------
Total stockholders' equity..........................................................           12,563,760           16,066,337
                                                                                          ----------------    -----------------
Total liabilities and stockholders' equity..........................................         $ 15,041,611        $  18,749,972
                                                                                          ================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.






                                    WQN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three months ended September 30,         Nine months ended September 30,
                                                     -----------------------------------     -------------------------------------
                                                          2005                2004                2005                 2004
                                                     ----------------    ---------------     ----------------     ----------------
Retail telephony revenue...........................      $ 2,666,318       $2,254,098         $  8,008,266          $ 6,982,011
Wholesale telephony and other revenue..............        5,983,632        1,346,122           16,225,048
                                                     ----------------    ---------------     ----------------     ----------------
   Total revenue...................................        8,649,950        3,600,220           24,233,314
                                                                                                                      8,399,938
Cost of revenue....................................        8,225,994        3,133,505           23,157,031            6,926,839
                                                     ----------------    ---------------     ----------------     ----------------
   Gross profit....................................          423,956          466,715            1,076,282            1,473,099
Operating expenses:
   Selling, general and administrative.............        1,424,581          814,071            3,854,632            2,582,246
   Merger expenses.................................                -                                     -            1,290,173
                                                                               82,089
   Depreciation and amortization...................          158,067          212,134              497,903              575,024
                                                     ----------------    ---------------     ----------------     ----------------
       Total operating expenses....................        1,582,648        1,108,294            4,352,535            4,447,443
                                                     ----------------    ---------------     ----------------     ----------------
Operating loss.....................................       (1,158,692)        (641,579)          (3,276,252)          (2,974,344)
Interest income, net...............................                            87,684              148,236              202,590
                                                            43,685
Income (loss) from partnership investment..........            824                  -             (396,541)                    -
                                                     ----------------    ---------------     ----------------     ----------------
   Loss from continuing operations ................       (1,114,182)        (553,895)          (3,524,557)          (2,771,754)
   Gain from discontinued operations ..............                                                                     598,942
                                                                   -          755,542                   -
                                                     ----------------    ---------------     ----------------     ----------------
Net income loss....................................  $    (1,114,182)      $  201,649          $(3,524,557)         $(2,172,812)
                                                     ================    ===============     ================     ================

Net loss per share - basic and diluted:
   Continuing operations...........................  $         (0.16)      $    (0.08)        $      (0.51)          $    (0.43)
   Discontinued operations ........................             -                 .11                   -                   .10
                                                     ----------------    ---------------     ----------------     ----------------
Net loss per share                                   $         (0.16)      $      .03         $      (0.51)          $    (0.33)
                                                     ================    ===============     ================     ================

Weighted average common shares  outstanding - basic
and diluted........................................        6,878,062        6,733,799            6,872,611            6,583,255
                                                     ================    ===============     ================     ================

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                    WQN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                             Common              Stock            Additional          Accumulated
                                             Shares             Amount              Capital             Deficit            Total
                                         --------------     ---------------     -------------      ----------------    -------------

Balance at December 31, 2004                  6,830,062     $        68,301     $ 43,180,859       $   (27,182,823)    $ 16,066,337
  Exercise of employee stock options             48,000                 480           21,500                                 21,980
  Net loss                                            -                   -                -            (3,524,557)      (3,524,557)
                                         --------------     ---------------     -------------      ----------------    -------------
Balance at September 30, 2005                 6,878,062     $        68,781     $ 43,202,359       $   (30,707,380)    $  12,563,760
                                         ==============     ===============     =============      ================    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.




                                    WQN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Nine months ended September 30,
                                                                                          ------------------------------------------
                                                                                                    2005                  2004
                                                                                          -------------------    -------------------
Operating Activities

Net loss from continuing operations..................................................     $      (3,524,557)     $    (2,771,754)

Adjustments to reconcile net loss to net cash used in operating activities:
   Loss from discontinued operations.................................................                     -             (178,172)
   Depreciation and amortization.....................................................               497,903              682,321
   Loss on disposition of property and equipment and asset write-downs...............                     -               76,522
   Loss from investment in partnership...............................................               396,541                    -
   Changes in operating assets and liabilities:
     Accounts receivable.............................................................
                                                                                                     65,934              (28,592)
     Accounts payable and accrued expenses...........................................              (156,128)              98,237
     Deferred revenue................................................................
                                                                                                    (49,656)             131,813
     Other assets....................................................................
                                                                                                   (446,149)            (637,926)
                                                                                          -------------------    -------------------
Net cash used in operating activities................................................            (3,216,113)          (2,627,551)

Investing Activities
    Additions to property and equipment..............................................              (311,502)            (245,160)
    Payments received on note from the sale of subsidiary............................               262,500              851,868
    Payments from (loan to) Ntera Holdings, Inc. ....................................             2,068,622             (700,000)
     Loan to Voip, Inc. .............................................................            (1,000,000)              58,333
    Purchase of partnership interest ................................................            (1,000,000)          (2,000,000)
                                                                                          -------------------    -----------------
Net proceeds from (cash used in) investing activities................................                19,620           (2,034,959)

Financing Activities
    Proceeds from exercise of stock options..........................................                21,980            1,077,952

Increase (decrease) in cash and cash equivalents.....................................            (3,174,512)          (3,584,558)
Cash and cash equivalents at beginning of period.....................................             9,942,280           17,931,820
                                                                                          -------------------    -------------------
Cash and cash equivalents at end of period...........................................     $       6,767,768      $    14,347,262
                                                                                          ===================    ===================

Supplemental Disclosure of Cash Flow Information
   Interest paid.....................................................................     $           4,287      $           500
                                                                                          ===================    ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    WQN, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of WQN, Inc. (formerly WorldQuest Networks, Inc.) and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.   Discontinued Operations

     In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. ("Cash2India") to a private company for approximately $1,552,000. The Cash2India business comprised the Company's previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $291,667 as of September 30, 2005. As a result of the transaction the Company recorded gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net gain/(loss) from discontinued operations is comprised as follows:


                                Three months ended            Nine months ended
                                   September 30,                September 30,
                                ------------------------    --------------------
R                                        2004                       2004
                                ------------------------    --------------------
Revenue                               $ 40,294                     $ 340,027
Cost of revenue                        (15,898)                     (134,969)
                                       --------                     ---------
  Gross profit                          24,396                       205,058
Operating expenses                     (45,968)                     (383,230)
                                       --------                     ---------
  Net loss                             (21,572)                     (178,172)
  Gain on disposal                     777,114                       777,114
                                       --------                     ---------
Net gain/(loss) on
discontinued
operations                            $755,542                     $ 598,942
                                      ========                     =========

                                    WQN, INC.

                                   (UNAUDITED)

3.   Earnings (Loss) Per Share

     Stock options and warrants convertible into 829,259 and 1,712,856 shares of the Company's common stock at September 30, 2005 and 2004, respectively, are excluded from the calculation of diluted earning per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.

4.   Related Party Transactions


     B. Michael Adler holds a controlling interest in Eagle Venture Capital, LLC ("Eagle Venture") which owns approximately 2.6 million, 38%, of the outstanding shares of common stock of our Company as of December 31, 2004. A consulting company managed by one of the Company's directors holds warrants outstanding to acquire 100,000 shares of the Company's common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

     Mr. Hartman and Mr. Montoya are co-founders of SeaView Mezzanine Fund LP ("Seaview"), a private equity limited partnership. Pursuant to a subscription agreement dated effective as of December 8, 2004, WQN committed to invest $10,000,000 in SeaView and has invested $1,000,000, as a limited partner, as of September 30, 2005. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Robert Farmer and an affiliate of E. Denton Jones hold a financial interest in the general partnership of SeaView. The Company's investment is accounted for on the equity basis of accounting.

     WQN has entered into an employment agreement with Scott W. Hartman, effective October 5, 2005. The Agreement provides that Mr. Hartman will be appointed chief executive officer of WQN. The agreement will expire on the third anniversary of its effective date. Under the agreement, Mr. Hartman will be entitled to receive no salary but he will be granted options to purchase 220,000 shares of common stock of the Company and such other compensation as determined by the board of directors or the Compensation Committee.

     WQN has entered into an employment agreement with David S. Montoya, effective October 5, 2005. The Agreement provides that Mr. Montoya will be appointed chief financial officer of WQN. The agreement will expire on the third anniversary of its effective date. Under the agreement, Mr. Montoya will be entitled to receive no salary but he will be granted options to purchase 220,000 shares of common stock of the Company and such other compensation as determined by the board of directors or the Compensation Committee.

     WQN has entered into a management agreement, effective October 5, 2005, with WQNI Consulting Group, LLC, a newly formed Delaware limited liability company in which Scott W. Hartman, B. Michael Adler, E. Denton Jones and David
S. Montoya have a direct material interest, pursuant to which WQN would be required to make payments in excess of $60,000.

     In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. ("Cross Country"), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership's investments will be successful and, as a result, WQN may lose all or some of its investment.

5.   Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Ntera Holdings, Inc., a Delaware corporation ("Ntera"), providing for a transaction that would have resulted in a change of control of WQN. On September 2, 2004 the Company terminated the Agreement with Ntera. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. Ntera granted WQN a security interest in its assets to secure repayment of the loan. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within nine months of the termination of the Agreement. At September 30, 2005, Ntera had fulfilled all of its obligation to repay the bridge loan.

                                    WQN, INC.

                                   (UNAUDITED)

6.   Promissory Note

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (6.75% at September 30, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 3.25% per annum.

7.   Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation ("ValuCom"), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom's customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. ("Rediff") entitling WQN to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. At September 30, 2005, the Company had fulfilled all of its obligation under both the agreements. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years.

8.   Distribution and Marketing Agreement

     In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company's products will be sold in more than 4,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 which is included as other long-term assets and is being amortized over the three year term of the agreement.

9.   Stock-Based Compensation

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year after June 15, 2005.. We have provided supplemental disclosures required by these standards, along with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                                    WQN, INC.

                                   (UNAUDITED)



                                     Three months ended             Nine months ended September
                                        September 30,                           30,
                                ---------------------------       -------------------------------
                                    2005             2004              2005             2004
                                ------------   ------------       --------------   --------------
Net gain (loss) as
reported                        $(1,114,182)     $   201,647      $  (3,524,557)   $  (2,172,812)
Less stock-based
employee
compensation
expense                                  (0)         (21,298)           (87,183)        (152,158)
                                ------------     ------------     --------------   --------------
Pro forma net gain
(loss)                          $(1,114,182)     $   180,349      $  (3,611,740)   $  (2,324,970)
                                ============     ============     ==============   ==============
Earnings per share:
  As reported --
  basic and diluted             $     (0.16)     $       .03      $       (0.51)   $       (0.33)
                                ============     ============     ==============   ==============
  Pro forma -- basic
  and diluted                   $     (0.16)     $       .03      $       (0.52)   $       (0.35)
                                ============     ============     ==============   ==============


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


11.  Subsequent Events

     On October 5, 2005, the Company completed the sale of its Voice-Over-Internet Protocol business (the "Sale") to VoIP Acquisition Company, a Delaware corporation (the "Purchaser"), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation ("VOIP") and the Purchaser (such Asset Purchase Agreement, the "APA"). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, (ii) 1,250,000 shares of VoIP's restricted common stock and
(iii) a warrant to purchase 5,000,000 shares of VoIP's common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP.

     On October 5, 2005, in connection with the Sale, B. Michael Adler stepped down as Chief Executive Officer of the Company. Mr. Adler will remain on the Board of Directors. Also on October 5, 2005, Scott W. Hartman was named the Chief Executive Officer of the Company and David S. Montoya was named Chief Financial Officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of WQN, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Forward-Looking Statements

     Certain statements in this report, including statements of WQN's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside WorldQuest's control. These forward-looking statements include statements of management's plans and objectives for WorldQuest's future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission.

Overview

     On October 5, 2005, the Company completed the sale of its Voice-Over-Internet Protocol business (the "Sale") to VoIP Acquisition Company, a Delaware corporation (the "Purchaser"), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation ("VOIP") and the Purchaser (such Asset Purchase Agreement, the "APA"). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, (ii) 1,250,000 shares of VoIP's restricted common stock and
(iii) a warrant to purchase 5,000,000 shares of VoIP's common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP.

     On October 5, 2005, in connection with the Sale, B. Michael Adler stepped down as Chief Executive Officer of the Company. Mr. Adler will remain on the Board of Directors. Also on October 5, 2005, Scott W. Hartman was named the Chief Executive Officer of the Company and David S. Montoya was named Chief Financial Officer of the Company.

     Prior to the Sale, we were an international Internet telephony company. Our customers utilized our networks of Internet gateways and other traditional networks to place long-distance calls online at discounted rates. We also sold virtual calling cards processed through other companies' platforms including prepaid wireless and prepaid Internet and from time to time we sold our excess capacity to other long distance carriers. In September 2004, we began selling virtual calling cards processed through our platform to other companies who then re-sold our product to the end consumer under their private brand. Also, in September 2004, we entered into a distribution and marketing agreement giving us distribution of prepaid calling cards and other telephony products to more than 4,000 retail outlets in Southern California.

Continuing Operations

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

     In July 2004, the Company sold all of the outstanding capital stock in its wholly-owned subsidiary buyindiaonline.com, Inc. ("Cash2India") to a private company for approximately $1,552,000. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $291,667 as of September 30, 2005. Cash2India is accounted for as a discontinued operation in the accompanying consolidated financial statements.

Merger Agreement with Ntera Holdings

     On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Ntera Holdings, Inc., a Delaware corporation ("Ntera"), providing for a transaction that would have resulted in a change of control of WQN. On September 2, 2004 the Company terminated the Agreement with Ntera. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum. Ntera granted WQN a security interest in its assets to secure repayment of the loan. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within nine months of the termination of the Agreement. The balance of the Ntera note and accrued interest at September 30, 2005 was $7,358. The Company expects to receive the remaining balance during the fourth quarter of 2005.

Value Communications Transaction

     In April 2004, the Company purchased from Value Communications Corporation ("ValuCom"), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom's customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. ("Rediff") entitling WorldQuest to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company's remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the security deposits are reduced as the monthly installments are paid. At September 30, 2005, the Company had fulfilled all of its obligation under both the agreements. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years. . Critical Accounting Policies

     The Company's significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Revenue Recognition

     The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We bill our telephony calling card customers on a prepaid basis through credit cards and recognize the revenue in the period in which the call is completed. A substantial portion of the Company's revenues is derived from the sale of prepaid phone cards that terminate in India. We recognize sales of termination services we provide to other long distance carriers in the period in which the service is provided which is when the call is completed. We recognize the sale of telephony products that we re-sell from other providers upon delivery of the product to the wholesale customer.

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

Web Site Development Costs

     Our products and services are sold predominantly through our web sites. We incur costs to maintain and add new functionality to our existing web sites and to develop new web sites. Costs related to the planning and post implementation phases of our web site development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product's estimated useful life of one to three years, which is included in depreciation expense. Costs associated with minor enhancements and maintenance for web sites are expensed.

Income Taxes

     As of September 30, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realizability and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

     Revenue increased approximately 140% to $8,650,000 for the three months ended September 30, 2005 from $3,600,000 for the three months ended September 30, 2005. The $5,050,000 increase in revenue is mainly attributable to a $4,600,000 increase in wholesale telephony revenue and a $400,000 increase in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company access to a distribution network consisting of more than 5,000 retail locations in Southern California. During the third quarter of 2005, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. Retail telephony increased approximately 18% over the prior year quarter. The increase in retail telephony is primarily attributable to the addition of an Indian based call center in the fourth quarter of 2004 from which we sell our telephony products. Overall, our minutes of use have increased 59% to 21.4 million minutes for the three months ended September 30, 2005, up from 13.4 million minutes for the three months ended September 30, 2004.

     A substantial portion of our retail telephony customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 162% to $8,226,000 for the three months ended September 30, 2005 from $3,134,000 for the three months ended September 30, 2004. This $5,091,000 increase is due primarily to a shift in revenue mix. Lower margin wholesale revenue comprised 68% of our total revenues in the second quarter of 2005 compared to 36% in the comparable 2004 period. Our gross profit percentage was approximately 5% during the second quarter of this year, a decrease from approximately 62% in the year ago quarter. The decrease in gross profit percentage during the quarter was primarily due to the addition of lower margin wholesale telephony revenue. Excluding the wholesale operations, our gross profit margin for the third quarter of 2005 was approximately 10% compared to approximately 19% in the year ago quarter. The decrease in our retail gross profit margin was primarily attributable to an increase in the average termination price per minute without a corresponding increase in the average selling price per minute. The increase in the average termination price per minute is due primarily to the loss of certain carriers serving the Indian international telephony market, which continues to experience pricing pressures.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 75% to $1,425,000 for the three months ended September 30, 2005 from $814,000 for the three months ended September 30, 2004. This $611,000 increase is due primarily to increased selling, general and administrative expenses in connection with the introduction of RocketVoIP, the Company's proprietary next generation VoIP technology service and to higher selling expenses associated with the addition of the Indian based call center.

Merger Expenses

     During the second quarter of 2004 we incurred merger related expenses of approximately $41,000 primarily for legal fees and professional services associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 - Merger Agreement with Ntera Holdings), which was terminated in September 2004.

Depreciation and Amortization

     Depreciation and amortization decreased approximately 25% to $158,000 for the three months ended September 30, 2005, from $212,000 for the three month ended September 30, 2004. This $54,000 decrease is primarily attributable to certain depreciable assets becoming fully depreciated in 2004.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents and notes receivable less interest expense on borrowings. Interest earned on cash and cash equivalents and notes receivable decreased to $44,000 for the three months ended September 30, 2005 from $88,000 for the three months ended September 30, 2004. The decrease in interest income is primarily due to the payment of the principal balance on the $2 million bridge loan to Ntera Holdings, Inc., which was paid to the Company on April 1, 2005. For the three months ended September 30, 2004 the company earned interest at a rate of 7% per annum on the bridge loan made to Ntera Holdings, Inc. The decease was offset by interest income earned on the Company's note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2005 third quarter totaled approximately $3,300 compared to $2,000 in the comparable 2004 quarter.

Loss From Investment In Partnership

     The Company accounts for its partnership interest under the equity method of accounting and for the quarter ended September 30, 2005 recorded a gain from its equity investment of $824.

Loss From Continuing Operations

     We incurred a loss from continuing operations of $1,114,000 for the three months ended September 30, 2005 compared to a loss of $554,000 for the three months ended September 30, 2004. This $560,000 increase in loss from continuing operations is primarily attributable a $611,000 increase in selling, general and administrative expenses.

Gain From Discontinued Operations

     The gain from discontinued operations is due to the sale of the Company's financial services subsidiary, which comprised the financial services segment (see Note 2, Discontinued Operations in notes to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. The Company had a gain from discontinued operations during the third quarter of 2004 of approximately $756,000.

Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue

     Revenue increased approximately 188% to $24,233,000 for the nine months ended September 30, 2005 from $8,400,000 for the nine months ended September 30, 2004. The $15,833,000 increase is a result of a $14,807,000 increase in wholesale telephony revenue and a $1,026,000 increase in retail telephony revenue. The increase in wholesale telephony revenue is primarily attributable to a distribution and marketing agreement we entered into in September 2004 giving the Company access to a distribution network consisting of more than 5,000 retail locations in Southern California. During the second quarter of 2005, the majority of the wholesale telephony revenue was from the sale of telephony product we purchased from other providers. Retail telephony increased approximately 14% over the prior year period. The increase in retail telephony is primarily attributable to the addition of an Indian based call center in the fourth quarter of 2004 from which we sell our telephony products. Overall, our minutes of use have increased to 63.3 million minutes for the nine months ended September 30, 2005, up from 40.1 million minutes for the nine months ended September 30, 2004.

     A substantial portion of our retail customers are calling from the United States to India. The Indian international telephony market continues to experience downward pricing pressures and it is unlikely that this trend will reverse in the near future.

Cost of Revenue

     Cost of revenue increased approximately 333% to $23,157,000 for the nine months ended September 30, 2005 from $6,927,000 for the nine months ended September 30, 2004. This $16,200,000 increase is due primarily is due primarily to a shift in revenue mix. Lower margin wholesale revenue comprised 66% of our total revenues for the nine months ended September 30, 2005 compared to 2% in the comparable 2004 period. Our gross profit percentage was approximately 4% during the nine months ended September 30, 2005 of this year, a decrease from approximately 18% in the year ago period. The decrease in gross profit percentage during the nine months ended September 30, 2005 was primarily due to the addition of lower margin wholesale telephony revenue. Excluding the wholesale operations, our gross profit margin for the nine months ended September 30, 2005 was approximately 8% compared to approximately 21% in the year ago period. The decrease in our retail gross profit margin was primarily attributable to an increase in the average termination price per minute without a corresponding increase in the average selling price per minute. The increase in the average termination price per minute is due primarily to the loss of certain carriers serving the Indian international telephony market, which continues to experience pricing pressures.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 49% to $3,855,000 for the nine months ended September 30, 2005 from $2,582,000 for the nine months ended September 30, 2004. This $1,273,000 increase is due primarily to increased selling, general and administrative expenses in connection with the introduction of RocketVoIP, the Company's proprietary next generation VoIP technology service and to higher selling expenses associated with the addition of the Indian based call center.

Merger Expenses

     For the nine months ended September 30, 2004 we incurred merger expenses of approximately $1,208,000 primarily for: legal fees ($415,000), investment banking fees ($134,000), severance and other personnel cost ($574,000), accounting fees ($27,000), and other administrative expenses ($58,000) associated with the previously announced Ntera Holdings, Inc. merger agreement (see Part I, Item 2 - Merger Agreement with Ntera Holdings). There were no such merger related expenses for the comparable 2005 period.

Depreciation and Amortization

     Depreciation and amortization decreased approximately 13% to $498,000 for the nine months ended September 30, 2005 from $575,000 for the nine months ended September 30, 2004. This $77,000 decrease in depreciation and amortization is primarily attributable to certain depreciable assets becoming fully depreciated in 2004.

Interest Income, Net

     Interest income, net consists of interest earned on cash and cash equivalents less interest expense on borrowings. Interest earned on cash and cash equivalents was $148,000 for the nine months ended September 30, 2005 and $203,000 for the nine months ended September 30, 2004. The $55,000 decrease in interest income is primarily due to the principal balance on the $2 million bridge loan to Ntera Holdings, Inc. was paid in full to the Company on April 1, 2005. The decease was offset by interest income earned on the Company's note receivable from the sale of Cash2India, the financial services subsidiary. Interest expense for the 2005 period totaled $4,200 compared to $3,000 in the comparable 2004 period.

Loss From Continuing Operations

     We incurred a loss from continuing operations of $3,525,000 for the nine months ended September 30, 2005 compared to a loss of $2,772,000 for the nine months ended September 30, 2004. This $753,000 increase in loss from continuing operations in the 2005 period is primarily attributable to a $396,000 increase in loss from partnership interest and a $397,000 reduction in the Company's gross profit.

Gain From Discontinued Operations

     The loss from discontinued operations is due to the sale of the Company's financial services subsidiary, which comprised the financial services segment (see Discontinued Operations in Note 2 to the financial statements). For the periods presented, the loss from discontinued operations were attributable to the loss from operations of the entity. The Company had a gain from discontinued operations for the nine months ended September 30, 2004 of approximately $598,000.

Liquidity and Capital Resources

     As of September 30, 2005, we had approximately $6,768,000 of cash and cash equivalents and working capital of approximately $10,233,000. We generated negative cash flow from operating activities of approximately $3,216,000 during the nine months ended September 30, 2005, compared with negative cash flow from operating activities of approximately $2,628,000 during the nine months ended September 30, 2004. Net cash used in operating activities for the 2005 and 2004 periods primarily resulted from operating losses as well as changes in working capital. The $588,000 increase in cash used in operating activities in the 2005 period from the 2004 period is due primarily to a absence of expenses incurred in connection with the Ntera Holdings, Inc. merger agreement in the 2004 period offset by increased expenses for SG&A and losses related to partnership interest during 2005.

     Net cash proceeds from investing activities was $19,600 for the nine months ended September 30, 2005 compared to cash used in investing activities of $2,035,000 for the nine months ended September 30, 2004. Net cash proceeds for the 2005 period are comprised of debt repayments of $2,331,000 partially offset by capital expenditures of $311,000, a long-term investment of $1,000,000 and a short-term investment of $1,000,000. Cash used in investing activities for the nine months ended September 30, 2004 is attributable to capital expenditures of $245,000 and a $2,000,000 loan made to Ntera Holdings, Inc. in connection with the merger agreement, which was terminated in September 2004. The balance of the Ntera note and accrued interest at September 30, 2005 was $7,358 and the Company expects to receive the remaining balance during the fourth quarter of 2005. The loan is secured by the assets of Ntera.

     The Company has borrowed $300,000 from a financial institution under a term promissory note agreement (the "Note"). The Note bears interest at the financial institution's prime rate as adjusted from time to time (6.75% at September 30, 2005) less 2.25% per annum. The Note is due in October 2005 and is collateralized by a $300,000 certificate of deposit bearing interest of 3.25% per annum.

     The Company received a $700,000 note in connection with the sale of the outstanding capital stock of its wholly-owned subsidiary Cash2India. The note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $291,667 as of September 30, 2005.

     In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership's investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company's ability to withdraw capital from the partnership and limits on the transferability of the Company's interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership based on its share of the partnership and for the nine months ended September 30, 2005 recorded a loss from its partnership investment of $397,000.

     The Company generated cash from financing activities of $22,000 for the nine months ended September 30, 2005 and $1,078,000 for the nine months ended September 30, 2004 related to the exercise of stock options.

     We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditure requirements through at least the next 24 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Income Taxes

     As of September 30, 2005, we had approximately $25,104,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have not recognized an income tax benefit for our losses as we have provided a full valuation allowance on our deferred tax assets, which consists primarily of net operating loss carry forwards, because of uncertainty regarding future realizability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 4, 2005, the Company held its annual meeting (the "Annual Meeting"), whereby the WQN stockholders approved the Sale. Also at the Annual Meeting, the WQN stockholders elected B. Michael Adler, Robert A. Farmer, E. Denton Jones, Elizabeth H. Buchler, Hal H. Bibee, Scott W. Hartman and David S. Montoya to WQN's Board of Directors, among other items voted upon.

The following sets forth a brief description of each matter voted on at the Annual Meeting and state the voting for each such matter.

1. The stockholders of the Company approved (a) the Asset Purchase Agreement, dated as of August 3, 2005 (the "Asset Purchase Agreement"), by and among the Company, VoIP, Inc., a Texas corporation and VoIP Acquisition Company, a Delaware corporation; and (b) the sale of the Voice-Over-Internet-Protocol business of the Company as contemplated by the Asset Purchase Agreement, which may be deemed to be a sale of substantially all the assets of the Company pursuant to Delaware General Corporation Law.

              FOR                    AGAINST                   ABSTAIN
              ---                    -------                   -------
   Number            %         Number          %          Number         %
   ------            --        ------          -          ------         -
   3,637,402         97        94,440          2          3,500          1

2. The stockholders of the Company elected B. Michael Adler, E. Denton Jones, Robert A. Farmer, Elizabeth H. Buchler, Hal H. Bibee, Scott W. Hartman and David
S. Montoya to the Board of Directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.


Nominees for                       FOR                        WITHHELD
Director                     Number              %         Number            %
------------                 -----             ---         ------           ---

B. Michael Adler             3,578,324          96          157,018          4
E. Denton Jones              3,573,624          96          161,718          4
Robert A. Farmer             3,573,484          96          161,858          4
Elizabeth H. Buchler         3,573,484          96          161,858          4
Hal H. Bibee                 3,578,324          96          157,018          4

Scott W. Hartman             3,578,324          96          157,018          4
David S. Montoya             3,572,124          96          163,218          4


3. The stockholders of the Company approved an amendment to the Company's 2002 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 750,000 to 1,250,000.


              FOR                    AGAINST                   ABSTAIN
              ---                    -------                   -------
   Number            %         Number          %          Number         %
   ------            --        ------          -          ------         -
   3,491,071         93        242,471         7          1,800         N/A

4. The stockholders of the Company ratified the appointment of Grant Thornton LLP as the Company's independent accountants for the fiscal year ending December 31, 2005.

              FOR                    AGAINST                   ABSTAIN
              ---                    -------                   -------
   Number            %         Number          %          Number         %
   ------            --        ------          -          ------         -
   3,656,842         98        76,500          2          2,000         N/A


ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as a part of this Report on Form 10-QSB pursuant to Item 601 of regulation S-B:


------------  ------------------------------------------------------------------
Exhibit
Number        Description of Exhibits
------------  ------------------------------------------------------------------

*31.1 Certification of the Company's Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of the Company's Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith.


(b) Reports on Form 8-K

               Form 8-K, filed July 1, 2005, regarding entry into a definitive material contract, departure of a principal officer and appointment of a principal officer.

               Form 8-K, filed August 9, 2005, regarding entry into a definitive material contract, departure of a principal officer and appointment of a principal officer.

               Form 8-K, filed August 16, 2005, regarding the election of directors.

               Form 8-K/A, filed August 17, 2005, regarding departure of a principal officer and appointment of a principal officer.

               Form 8-K, filed August 25, 2005, regarding entry into definitive material contracts.

               Form 8-K/A, filed August 26, 2005, regarding entry into definitive material contracts.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


                                                      WQN, INC.


November 14, 2005                                By:  /s/ Scott W. Hartman
                                                      ---------------------
                                                      Scott W. Hartman
                                                      Chief Executive Officer



November 14, 2005                                By:  /s/ David S. Montoya
                                                      ---------------------
                                                      David S. Montoya
                                                      Chief Financial Officer