Form 10KSB
period 2005-12-31
WQN, Inc.
filed 2006-06-01
CIK 1089932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission file number 0-27751

WQN, INC.
(Name of small business issuer in its charter)

Delaware	75-2838415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

509 Madison Ave., Suite 1510, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (212) 774-3655

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were: N/A.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.60 per share, was $5,736,344 as of December 31, 2005.

At May 26, 2006, the registrant had outstanding 6,878,062 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

WQN, INC.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

This Form 10-KSB includes certain statements that are not historical facts and are deemed to be “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. See Item 6 - “Management’s Discussion and Analysis of Financial Condition or Plan of Operation — Forward Looking Statements” for a further discussion of these “forward looking statements.”

General

WQN Inc. (“WQN,” “Company” or “Registrant”) is a diversified financial services company whose goal is to be the financial partner of choice for small businesses. Our strategy is to provide capital and offer an array of financial services/products to businesses in the small business sector. Our primary lines of business are asset management and finance. We anticipate expanding our lines of business to include service offerings, such as consulting and insurance, to small businesses. WQN’s corporate headquarters moved after the VoIP Inc. sale transaction and we are now located in New York, NY. WQN’s operating businesses in which it invests are managed on both a centralized and decentralized basis. WQN’s corporate headquarters is involved in overseeing general and administrative activities, capital allocation and strategic direction, with some lesser involvement in the day-to-day business activities of the operating businesses.

We need to raise additional funds if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations. WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

Following the sale of its Voice-Over-Internet Protocol business to VoIP, Inc. (“VoIP”) in October 2005, WQN has been repositioning its operations to focus on financial services, specifically in consumer and commercial finance, insurance and insurance services and asset management. As of December 31, 2005, WQN has acquired interests in three business groups:

Cross Country Capital Partners, L.P. In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. (“Cross Country”), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. WQN has an approximately 66% limited partnership interest in Cross Country. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Among other investments, Cross Country has substantial investments in VoIP, SeaView Mezzanine Fund LP (“SeaView”) and Park Ave. Assoc. LLC (“PAA”). Included within the 2005 Cross Country activity were losses related to 2004 of $46,087 and $645,000 in 2005 relating to financial irregularities involving investments of Cross Country.  These were discovered in 2006 by the current management of WQN. The 2004 results have not been restated due to the immateriality of the amount involved. The 2005 loss of $645,000 was recorded in its entirety in the fourth quarter. However, in May 2006 Cross Country agreed to return to WQN its initial $3 million capital contribution which allowed the Company to recognize a recovery of all previous losses on its investment in Cross Country as of December 31, 2005.

SeaView Mezzanine Fund LP. On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has a limited partnership interest in SeaView, which equates to an equity investment in SeaView of approximately 28% at December 31, 2005. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView.

Park Ave. Assoc. LLC. Effective October 31, 2005, WQN entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company subscribed for a 50.9% membership interest in Park Ave. Assoc. LLC (“PAA”) in exchange for the contribution of a capital commitment to PAA of $5,600,000 in cash to be funded over time. PAA was established as a real estate development company specializing in the acquisition and development of properties for small business use and for communities designed for the active adult lifestyle. An additional $5.4 million was to be invested over time by the other members of PAA for a total capitalization of $11 million. Although WQN became entitled to elect 3 of the 5 members of PAA’s Board of Managers, control over PAA’s day-to-day activities was exercised by PAA’s chief executive officer.

Pursuant to the Securities Purchase Agreement, WQN made capital contributions to PAA aggregating approximately $3.6 million as of December 31, 2005. In the course of its review of various documents relating to certain real estate investments purportedly entered into by the former chief executive officer of PAA, WQN discovered certain irregularities. On February 2, 2006, WQN caused the Board of Managers of PAA to remove said chief executive officer and appoint Scott W. Hartman as the interim chief executive officer of PAA and David S. Montoya as the interim chief financial officer of PAA. The new management of PAA has met with various persons with whom the former chief executive officer of PAA had business dealings and discovered that a number of the transactions in which PAA was purportedly involved were in fact improperly conducted. See “Item 3- Litigation.” As a result of these discoveries, WQN has taken a write-down for 2005 in the amount of $2,577,001. See “Item 6 - Management’s Discussion and Analysis or Plan of Operations”. However, in May 2006, WQN reached a settlement regarding the PAA transaction and WQN has received $1 million in cash and a note receivable for $1 million which is payable over 18 months. As a result of the settlement WQN has written down it’s PAA investment to $1 million.

VoIP, Inc. A substantial portion of our assets are in securities of VoIP, Inc. On October 5, 2005, WQN completed the sale of its Voice-Over-Internet Protocol business (the “Sale”) to VoIP Acquisition Company, a Delaware corporation (the “Purchaser”), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation (“VoIP”) and the Purchaser (such Asset Purchase Agreement, the “APA”). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, convertible into 3,489,100 shares of common stock of VoIP, (ii) 1,750,000 shares of VoIP’s restricted common stock and (iii) a warrant to purchase 5,000,000 shares of VoIP’s common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP. If fully converted the Company would own approximately 14.6% of VoIP, Inc. VoIP is involved in the internet telephony business. Its public trading symbol is VOII.OB.

In addition to fostering organic growth, WQN is pursuing additional acquisitions and developing new operational businesses in the diversified financial services industry to expand its portfolio of services and grow revenues.

Management Services Agreement. We entered into a management agreement with WQNI Management Group LLC (f/k/a WQNI Capital Advisors, LLC) (“WQNI Management”). WQNI Management is a Delaware limited liability company formed solely for the purpose of providing management services to us. Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya, who are four of our directors and certain of our officers, comprise all of the managing members of WQNI Management. Each of them, or their affiliates, own 25% of WQNI Management. The material elements of our management agreement are summarized below. The statements that follow are subject to and qualified in their entirety by reference to all of the provisions of the management agreement, a form of which has been incorporated by reference as an exhibit to this Form 10-KSB.

The management agreement defines our manager’s duties and responsibilities as follows: (i) to provide us with suitable experienced professionals to enable us to conduct our operations; (ii) to provide us an office facility within the New York City metropolitan area to enable us to conduct our business operations, including furnishing such office with office equipment (including computers and software) and furniture suitable to enable us to conduct our business operations and all janitorial service, utility service, local and long distance telephone, high speed internet connections and fax service, and other similar services necessary to the conduct of such operations; and (iii) to seek suitable investment opportunities and manage our investment policy; perform our day-to-day investment and business operations; provide investment advice; and prepare and disseminate all necessary reports and financial statements to our management and board of directors.

Without the written approval of our board of directors, WQNI Management shall not commit, or enter into any agreement, on our behalf with respect to: (i) the incurrence any indebtedness for borrowed money; (ii) any investment by us, other than the investment of cash in short-term permitted investments in the ordinary course of business; or (iii) any other material contract.

WQNI Management is responsible for the payment of: (i) the compensation of all employees of WQNI Management; and (ii) the costs of providing services under the management agreement to us, except for those expenses described below, including office expenses, travel, business development, office and equipment rental, bookkeeping and the development, underwriting, due diligence, investigation and monitoring of investments. We pay all of our other expenses directly, including our legal fees, audit expenses, directors and officers insurance, other expenses related to being a public company and direct transaction expenses.

In consideration for the services provided to us by WQNI Management, we have agreed to pay to WQNI Management the following consideration: (i) one-half of one percent (.5%) of Total Assets (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements at the end of the fiscal quarter immediately preceding the payment date (the “Base Management Fee”); and (ii) an incentive fee equal to 20% of the excess, if any, of our Net Investment Income (as defined below) for each of our fiscal quarters that exceeds the Priority Return (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements determined in accordance with generally accepted accounting principles, consistently applied, at the end of the fiscal quarter immediately preceding the payment date (the “Incentive Fee”); and (iii) an incentive fee (“Capital Gains Fee”) equal to 20% of our net Realized Capital Gains (Realized Capital Gains (as defined below) less Realized Capital Losses (as defined below)) on a cumulative basis for each of our fiscal years following October 11, 2005, minus any Unrealized Capital Depreciation (as defined below) at the end of such fiscal year and minus the aggregate amount of all Capital Gains Fees paid to WQNI Management in our prior fiscal years, payable on April 15 of each year based on our audited financial statements for our prior fiscal year; provided, however, that no Capital Gains Fees shall be paid to WQNI Management with respect to our investment in SeaView.

As used herein, the following terms have the following meanings: (i) “Total Assets” means the amount of our gross assets as set forth on our applicable financial statements at the end of the fiscal quarter immediately preceding the payment date, as determined in accordance with generally accepted accounting principles, consistently applied; provided, however, that in computing Total Assets the gross book value with respect to our investment in SeaView shall be excluded from the calculation of Total Assets; (ii) “Net Investment Income” shall mean our interest income, dividend income, and any other income (including any other fees such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies or investments) which are collected during the fiscal quarter of our company; minus our operating expenses for the fiscal quarter (including the Base Management Fee and any interest expense, but excluding the Incentive Fee and the Capital Gains Fee); provided, however, that any Net Investment Income with respect to the our investment in SeaView shall be excluded from the calculation of Net Investment Income. Net Investment Income does not include Realized Capital Gains, Realized Capital Losses or Unrealized Capital Depreciation; (iii) “Priority Return” means a rate equal to 1.5% (6% annualized) of the our Total Assets; (iv) “Realized Capital Gains” on each of our investments will be calculated as the excess of the net amount realized from the sale or other disposition of such investment over the original cost of the investment (less any Unrealized Capital Depreciation with respect to such investment which was deducted with respect to the payment of any Capital Gains Fees in any prior fiscal year); (v) “Realized Capital Losses” on each of our investments will be calculated as the amount by which the net amount realized from the sale or other disposition of such investment is less than the original cost of such investment; and (vi) “Unrealized Capital Depreciation” on each of our investments will be calculated as the amount by which the original cost of such investment exceeds the fair value of such investment as of the end of a fiscal year of the Company.

The management agreement has a ten year term and is scheduled to expire on October 11, 2015. We may not terminate the management agreement earlier except upon the occurrence of any of the following events: (i) our total assets (as defined in the management agreement) for two consecutive fiscal quarters are not at least equal to 60% of our total assets on October 11, 2005 which were approximately $15 million; (ii) E. Denton Jones, B. Michael Adler, David S. Montoya or Scott W. Hartman withdraw as members of the management company, other than as a result of death or disability; or (iii) either Mr. Hartman or Mr. Montoya voluntarily terminates their employment with us.

Upon the occurrence of any such triggering event, we may terminate the management agreement upon written notice to WQNI Management within 30 days following the occurrence of such event.

In addition, either we or WQNI Management may terminate the management agreement upon written notice to the breaching party following the occurrence of a material breach of the management agreement by the other party if either: (i) the material breach relates to the failure to pay amounts due under the management agreement and such breach continues unremedied for 10 days after notice; or (ii) the other party materially breaches the terms of the management agreement and such breach continues unremedied for 30 days after notice.

As of December 31, 2005, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder, a director and former Chief Executive Officer.

In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Item 3-Legal Proceedings in Part I of this Report).

Competition

A number of entities compete with us for acquisitions of, and investments in, small and middle market companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of acquisitions and investments and establish more relationships than us. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive opportunities to obtain controlled companies and minority investments from time to time, and we can offer no assurance that we will be able to identify and make acquisitions and investments that are consistent with our objectives. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we match our competitors’ pricing, terms, and structure, we may experience a decreased return on our controlled companies and minority investments.

Environmental Matters

Environmental contingencies are not expected to have a material adverse effect on our results of operations or financial condition.

Government Regulations

In order to maintain our status as a public company, we are subject to the reporting requirements of the federal securities laws. Compliance with these reporting requirements entails substantial costs. However, failure to remain in compliance with these reporting requirements would adversely affect our ability to maintain our listing on Nasdaq and our ability to take advantage of our status as a listed company in making future acquisitions. On April 18, 2006, we received a Nasdaq Staff Determination stating that WQN is in violation of a requirement for continued listing set forth in Marketplace Rule 4310(c)(14), which requires a Nasdaq-listed company to file its Annual Report on Form 10-KSB (“Form 10-KSB”) with Nasdaq on or before the date it is required to be filed with the Securities and Exchange Commission. WQN’s Form 10-KSB was required to be filed with the Securities and Exchange Commission by the close of business on April 17, 2006. However, WQN was not able to file such Form 10-KSB until May 30, 2006. Nasdaq further informed WQN that its common stock is, therefore, subject to delisting from Nasdaq. Filing of this Form 10-KSB satisfies the requirements of such delisting letter.

Since some of our current investments are minority interests and we may make future acquisitions of minority interests, we will need to take steps to avoid becoming subject to regulation as an “investment company” for purposes of the Investment Company Act of 1940. From the date of the Sale to VoIP in October 2005, we are relying on an exemption from the Investment Company Act for transient investment companies. However, we can only rely on that exemption for one year in any three-year period. Our intention is to become engaged primarily in a business other than investing in “investment securities” for purposes of the Investment Company Act by the end of that one-year period, but we cannot assure you that we will be successful. The Investment Company Act and the rules and regulations promulgated under the act are extremely restrictive. Compliance with the Investment Company Act would be very costly, and it could be difficult for us to execute our business plan if we were subject to its requirements. In addition, if we acquire controlling interests in additional operating businesses in the future, we may become subject to additional applicable federal, state and foreign government regulations.

Employees

As of December 31, 2005, we had 7 full-time employees, including 5 employees of WQNI Management Group, LLC, which provides management services to WQN pursuant to a management services agreement. See “Item 6- Management’s Discussion and Analysis or Plans of Operations - Management Services Agreement.” None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in New York, New York, where we are provided workspace of approximately 2,500 square feet under a management services agreement. The lease for the space expires in November 2010. We also have office space in Dallas, Texas at a monthly rental of approximately $10,400 which we partially sublet to VoIP, Inc for $5,000 per month. Such lease expires August 31, 2006. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

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

Effective October 31, 2005, WQN entered into a Securities Purchase Agreement with Park Ave. Assoc. LLC, a Delaware limited liability company (“PAA”) pursuant to which the Company subscribed for a 50.9% membership interest in PAA in exchange for the contribution of a capital commitment to PAA of $5.6 million in cash to be funded over time. PAA was established as a real estate development company specializing in the acquisition and development of properties for small business use and for communities designed for the active adult lifestyle. An additional $5.4 million was to be invested over time by the other members of PAA for a total capitalization of $11 million. Although WQN became entitled to elect 3 of the 5 members of PAA’s Board of Managers, control over PAA’s day-to-day activities was exercised by PAA’s chief executive officer. The financial statements of the Company reflect that PAA has no assets or liabilities at December 31, 2005.

Pursuant to the Securities Purchase Agreement, WQN made capital contributions to PAA aggregating approximately $3.6 million as of December 31, 2005. In the course of its review of various documents relating to certain real estate investments purportedly entered into by the former chief executive officer of PAA, WQN discovered certain irregularities. On February 2, 2006, WQN caused the Board of Managers of PAA to remove said chief executive officer and appoint Scott W. Hartman as the interim chief executive officer of PAA and David S. Montoya as the interim chief financial officer of PAA. The new management of PAA has met with various persons with whom the former chief executive officer of PAA had business dealings and discovered that a number of the transactions in which PAA was purportedly involved were in fact improperly conducted. As a result of these discoveries, WQN has taken a write-down for 2005 in the amount of $2,577,001

On February 9, 2006, WQN commenced litigation against Mark C. Hotton, the former chief executive officer of PAA, and certain other persons and entities, seeking the return of the monies involved in the transactions that the Company alleges were improperly conducted at PAA. On February 14, 2006, the Supreme Court of the State of New York issued an Order to Show Cause with Temporary Restraining Order against Mr. Hotton and certain others.

On May 17, 2006, WQN, Inc., a Delaware corporation, (“WQN”) and PAA (“Park Ave. Delaware’) entered into a Settlement Agreement (the "Settlement Agreement"), by and among WQN, Park Ave. Delaware (WQN and Park Ave. Delaware are collectively referred to as the “WQN Parties” or the “Company”), Mark C. Hotton (“Hotton”), 154TH Street Corp. (“154TH Street”), Pioneer Ventures LLC (“Pioneer”), The Rising Child Foundation (“Rising Child”), Mark C. Hotton Trust (the “Hotton Trust”), Mark C. Hotton Living Trust (the “Hotton Living Trust”), Edward Johnson (“Johnson”), Park Ave. Assoc. LLC, a New Jersey limited liability company (“Park Ave. New Jersey”) (Hotton, 154th Street, Pioneer, Rising Child, the Hotton Trust, the Hotton Living Trust, Johnson and Park Ave. New Jersey are collectively referred to as the “Hotton Parties”) and certain other parties.

The Hotton Parties will pay to the Company the agreed upon sum of $2,000,000 as follows: $1,000,000 upon the release of the Eastern District Funds (defined below); and $1,000,000 in installments over a period of 18 months as follows: (i) $150,000 on or before the 6 month anniversary of the date of the Settlement Agreement; (ii) $150,000 dollars on or before the 9 month anniversary of the date of the Settlement Agreement; (iii) $150,000 on or before the 1 year anniversary of the date of the Settlement Agreement; (iv) $275,000 on or before the 15 month anniversary of the date of the Settlement Agreement; and (v) $275,000 on or before the 18 month anniversary of the date of the Settlement Agreement. “Eastern District Funds” means certain monies deposited into an interest bearing account with the United States District Court, Eastern District of New York, with respect to a lawsuit pending in such court by and among Spina, Hotton, WQN and certain other parties. Contemporaneous with the entry into the Settlement Agreement, certain lawsuits involving various parties to the Settlement Agreement were dismissed with prejudice and the parties entered into general releases with each other. The Eastern District Funds were released to WQN on May 19, 2006.

WQN is currently involved as the defendant and counter-claimant in an arbitration dispute styled: Dr. Alex Parsinia v. WQN, Inc. (f/k/a World Quest Networks, Inc.); Arbitration before the International Institute for Conflict Prevention and Resolution. The dispute arises from an Asset Transfer Agreement and Addendum thereto that WQN entered into in 2003. The transferor, Dr. Alex Parsinia, claims that WQN breached the Asset Transfer Agreement. WQN claims that Dr. Parsinia breached the agreement, converted WQN’s proprietary information, and committed fraud. Pursuant to the Asset Transfer Agreement and Addendum thereto, WQN and Dr. Parsinia will arbitrate their claims before the International Institute for Conflict Prevention and Resolution in Dallas, Texas. WQN believes the transferor’s claims are without merit. At this point in time the amount of damages, if any, is not known although management does not believe, that when known, it will be material.

WQN is also in the initial stages of responding to a second matter involving Dr. Parsinia. This second matter has been asserted by Hossein Haghighi in the form of a letter demand dated March 8, 2006. Mr. Haghighi claims that WQN is liable for damages he sustained as a result of a business transaction with Dr. Parsinia. He claims that he purchased calling cards from Dr. Parsinia of SuperTel that turned out to be defective and unusable. WQN has requested additional information from Mr. Haghighi’s attorney regarding the claim, however, no response has been received as of May 30, 2006. It is unclear when Mr. Haghighi’s claim arose and therefore, WQN’s potential liability for this matter is also unclear as facts pertinent to issues of liability and successor liability are currently unknown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of WQN’s stockholders was held on October 4, 2005. The following matters were submitted to our stockholders for their vote and the results of the vote taken at the meeting were as follows:

1. At the meeting, the directors named below were elected to hold office until the 2006 annual meeting of stockholders or until their successors are elected and qualified. Following is a tabulation of the votes relating to the election of directors:

Name	Shares voted “for”	Shares voted “against”	Shares withheld
B. Michael Adler	3,278,324	-	157,018
E. Denton Jones	3,273,624	-	161,718
Robert A. Farmer	3,273,484	-	161,858
Elizabeth M. Buchler	3,273,484	-	161,858
Hal H. Bibee	3,278,324	-	157,018
Scott W. Hartman	3,278,324	-	157,018
David S. Montoya	3,272,124	-	163,218

2. The proposal to approve the Asset Purchase Agreement by and among WQN, VoIP and the Purchaser and the sale of WQN’s Voice-Over-Internet-Protocol Business, as contemplated by the Asset Purchase Agreement was ratified by a vote of 3,337,042 “for” ratification and 94,440 abstaining.

3. The proposal to approve an amendment to the Company’s 2002 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 750,000 to 1,250,000 was ratified by a vote of 3,191,071 “for” ratification and 242,471 abstaining.

4. The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 21, 2005 was ratified by a vote of 3,356,842 “for” ratification and 76,500 abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WQN’s Common Stock trades on the NASDAQ National Market under the symbol “WQNI”. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

	High	Low
Year ended December 31, 2005
First Quarter	$3.80	$1.87
Second Quarter	$2.27	$1.67
Third Quarter	$2.10	$1.22
Fourth Quarter	$2.00	$1.30
Year ended December 31, 2004
First Quarter	$7.65	$3.01
Second Quarter	$5.38	$2.35
Third Quarter	$3.70	$1.84
Fourth Quarter	$3.80	$1.98

As of March 31, 2006, there were approximately 25 stockholders of record of our Common Stock and approximately 650 additional beneficial owners of our Common Stock.

On April 18, 2006, we received a Nasdaq Staff Determination stating that WQN is in violation of a requirement for continued listing set forth in Marketplace Rule 4310(c)(14), which requires a Nasdaq-listed company to file its Annual Report on Form 10-KSB (“Form 10-KSB”) with Nasdaq on or before the date it is required to be filed with the Securities and Exchange Commission. WQN’s Form 10-KSB was required to be filed with the Securities and Exchange Commission by the close of business on April 17, 2006. However, WQN was not able to file such Form 10-KSB until May 30, 2006. Nasdaq further informed WQN that its common stock is, therefore, subject to delisting from Nasdaq. Filing of this Form 10-KSB satisfies the requirements of such delisting letter.

One of the independent directors of WQN, Adam Blumenthal, resigned on February 8, 2006. Mr. Blumenthal stated that he was resigning because his personal business ventures would not permit him to devote the time and attention necessary to fulfill his obligations as a board member. Mr. Blumenthal’s resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices. As a consequence of Mr. Blumenthal’s resignation from WQN’s Board of Directors, the Company received written notice from the Nasdaq National Market (“Nasdaq”) on February 14, 2006 that the Company no longer complies with Nasdaq Marketplace Rule 4350(c)(1), which requires a Nasdaq-listed company to have a majority of independent directors serving on its board. Pursuant to its rules, Nasdaq has granted the Company a cure period until the earlier of February 8, 2007 or the Company’s next stockholders meeting in order to regain compliance with this rule. If the Company has not regained compliance by such date, Nasdaq may delist the Company’s common stock. The board has initiated a search for a new independent director and intends to appoint a suitable replacement to fill the vacancy, and regain compliance, as soon as practicable.

Dividend Policy

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,602,489	$2.90	313,515

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of WQN, Inc. should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation (including Risk Factors That May Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Forward-Looking Statements

Certain statements in this report, including statements of WQN’s and management’s expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis or Plan of Operation” and the Notes to Condensed Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside WQN’s control. These forward-looking statements include statements of management’s plans and objectives for WQN’s future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

Overview

WQN Inc. (“WQN,” “Company” or “Registrant”) is a diversified financial services company whose goal is to be the financial partner of choice for small businesses. Our strategy is to provide capital and offer an array of financial services/products to businesses in the small business sector. Our primary lines of business are asset management and finance. We anticipate expanding our lines of business to include service offerings, such as consulting and insurance, to small businesses. WQN’s corporate headquarters moved after the VoIP Inc. sale transaction and we are now located in New York, NY. When WQN expands its operating businesses they will be managed on both a centralized and decentralized basis. WQN’s corporate headquarters will be involved in overseeing general and administrative activities, capital allocation and strategic direction, with some lesser involvement in the day-to-day business activities of the operating businesses.

Following the sale of its Voice-Over-Internet Protocol business in October 2005, WQN has been repositioning its operations to focus on financial services, specifically in consumer and commercial finance, insurance, insurance services and asset management. As of December 31, 2005, WQN has acquired interests in three business groups:

Cross Country Capital Partners, L.P. In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. (“Cross Country”), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. WQN has an approximately 66% limited partnership interest in Cross Country. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Among other investments, Cross Country has substantial investments in VoIP, SeaView and PAA. Included within the 2005 loss relating to the investment in Cross Country is $46,087 relating to 2004 and $645,000 relating to 2005 arising from financial improprieties involving investments of Cross Country in 2004 and 2005.  These financial improprieties were discovered in 2006 by the current management of WQN. The 2004 results have not been restated due to the immateriality of the amount involved.

On May 17, 2006, WQN and PAA (PAA collectively with WQN, the “WQN Parties”) entered into an agreement (the “Cross Country Agreement”), with E. Denton Jones (“Jones”) and Cross Country (Jones and Cross Country are collectively referred to as the “Jones Parties”). Pursuant to the Cross Country Agreement, WQN completely withdrew its investment in Cross Country Capital Partners, LP. Cross Country will transfer to WQN as the return of its capital (“Return of Capital”), the sum of two million eight hundred fifty thousand dollars ($2,850,000). The Return of Capital shall be made to WQN in the following manner: (i) by the payment on the earlier of the closing of the Enabling Mortgages (as defined in the Cross Country Agreement) and August 16, 2006, of the sum of $200,000 in cash; and (ii) by the transfer within ten (10) business days of date of the Cross Country Agreement, of restricted shares of VOIP, Inc. common stock (the “Stock”); the number of shares of the Stock shall be equal to the quotient whereby (i) the numerator is $2,650,000 and (ii) the denominator is the volume weighted average price of the Stock for the five (5) trading days preceding the date of the Cross Country Agreement. The terms of the Cross Country Agreement also provide that the parties enter into general releases with each other. E. Denton Jones is a director of WQN. Prior to May 17, 2006 Cross Country had returned $150,000 in cash to WQN.

SeaView Mezzanine Fund LP. On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has a limited partnership interest in SeaView, which equates to an equity investment in SeaView of approximately 28% at December 31, 2005. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView.

Park Ave. Assoc. LLC. Effective October 31, 2005, WQN entered into a Securities Purchase Agreement with Park Ave. Assoc. LLC, a Delaware limited liability company (“PAA”) pursuant to which the registrant subscribed for a 50.9% membership interest in PAA in exchange for the contribution of a capital commitment to PAA of $5.6 million in cash to be funded over time. PAA was established as a real estate development company specializing in the acquisition and development of properties for small business use and for communities designed for the active adult lifestyle. An additional $5.4 million was to be invested over time by the other members of PAA for a total capitalization of $11 million. Although WQN became entitled to elect 3 of the 5 members of PAA’s Board of Managers, control over PAA’s day-to-day activities was exercised by PAA’s chief executive officer.

Pursuant to the Securities Purchase Agreement, WQN made capital contributions to PAA aggregating approximately $3.6 million as of December 31, 2005. In the course of its review of various documents relating to certain real estate investments purportedly entered into by the former chief executive officer of PAA, WQN discovered certain irregularities. On February 2, 2006, WQN caused the Board of Managers of PAA to remove said chief executive officer and appoint Scott W. Hartman as the interim chief executive officer of PAA and David S. Montoya as the interim chief financial officer of PAA. The new management of PAA has met with various persons with whom the former chief executive officer of PAA had business dealings and discovered that a number of the transactions in which PAA was purportedly involved were in fact improperly conducted. As a result of these discoveries, WQN has taken a write-down for 2005 in the amount of $2,577,001.

On February 9, 2006, WQN commenced litigation against Mark C. Hotton, the former chief executive officer of PAA, and certain other persons and entities, seeking the return of the monies involved in the transactions that the Company alleges were improperly conducted at PAA. On February 14, 2006, the Supreme Court of the State of New York issued an Order to Show Cause with Temporary Restraining Order against Mr. Hotton and certain others.

On May 17, 2006, WQN, Inc., a Delaware corporation, (“WQN”) and PAA (“Park Ave. Delaware’) entered into a Settlement Agreement (the "Settlement Agreement"), by and among WQN, Park Ave. Delaware (WQN and Park Ave. Delaware are collectively referred to as the “WQN Parties” or the “Company”), Mark C. Hotton (“Hotton”), 154TH Street Corp. (“154TH Street”), Pioneer Ventures LLC (“Pioneer”), The Rising Child Foundation (“Rising Child”), Mark C. Hotton Trust (the “Hotton Trust”), Mark C. Hotton Living Trust (the “Hotton Living Trust”), Edward Johnson (“Johnson”), Park Ave. Assoc. LLC, a New Jersey limited liability company (“Park Ave. New Jersey”) (Hotton, 154th Street, Pioneer, Rising Child, the Hotton Trust, the Hotton Living Trust, Johnson and Park Ave. New Jersey are collectively referred to as the “Hotton Parties”) and certain other parties.

The Hotton Parties will pay to the Company the agreed upon sum of $2,000,000 as follows: $1,000,000 upon the release of the Eastern District Funds (defined below); and $1,000,000 in installments over a period of 18 months as follows: (i) $150,000 on or before the 6 month anniversary of the date of the Settlement Agreement; (ii) $150,000 dollars on or before the 9 month anniversary of the date of the Settlement Agreement; (iii) $150,000 on or before the 1 year anniversary of the date of the Settlement Agreement; (iv) $275,000 on or before the 15 month anniversary of the date of the Settlement Agreement; and (v) $275,000 on or before the 18 month anniversary of the date of the Settlement Agreement. “Eastern District Funds” means certain monies deposited into an interest bearing account with the United States District Court, Eastern District of New York, with respect to a lawsuit pending in such court by and among Spina, Hotton, WQN and certain other parties. Contemporaneous with the entry into the Settlement Agreement, certain lawsuits involving various parties to the Settlement Agreement were dismissed with prejudice and the parties entered into general releases with each other. The Eastern District Funds were released to WQN on May 19, 2006.

VoIP, Inc. A substantial portion of our assets are in securities of VoIP, Inc. On October 5, 2005, WQN completed the sale of its Voice-Over-Internet Protocol business (the “Sale”) to VoIP Acquisition Company, a Delaware corporation (the “Purchaser”), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation (“VoIP”) and the Purchaser (such Asset Purchase Agreement, the “APA”). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, convertible into 3,489,100 shares of common stock of VoIP, Inc., (ii) 1,750,000 shares of VoIP’s restricted common stock and (iii) a warrant to purchase 5,000,000 shares of VoIP’s common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP. VoIP is involved in the internet telephony business. If fully converted the Company would own approximately 14.6% of VoIP, Inc. VoIP is involved in the internet telephony business. Its public trading symbol is VOII.OB.

In addition to fostering organic growth, WQN is pursuing additional acquisitions and developing new operational businesses in the diversified financial services industry to expand its portfolio of services and grow revenues.

Management Services Agreement. We entered into a management agreement with WQNI Management Group LLC (f/k/a WQNI Capital Advisors, LLC) (“WQNI Management”). WQNI Management is a Delaware limited liability company formed solely for the purpose of providing management services to us. Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya, who are four of our directors and certain of our officers, comprise all of the managing members of WQNI Management. Each of them, or their affiliates, own 25% of WQNI Management. The material elements of our management agreement are summarized below. The statements that follow are subject to and qualified in their entirety by reference to all of the provisions of the management agreement, a form of which has been incorporated by reference as an exhibit to this Form 10-KSB.

The management agreement defines our manager’s duties and responsibilities as follows: (i) to provide us with suitable experienced professionals to enable us to conduct our operations; (ii) to provide us an office facility within the New York City metropolitan area to enable us to conduct our business operations, including furnishing such office with office equipment (including computers and software) and furniture suitable to enable us to conduct our business operations and all janitorial service, utility service, local and long distance telephone, high speed internet connections and fax service, and other similar services necessary to the conduct of such operations; and (iii) to seek suitable investment opportunities and manage our investment policy; perform our day-to-day investment and business operations; provide investment advice; and prepare and disseminate all necessary reports and financial statements to our management and board of directors.

Without the written approval of our board of directors, WQNI Management shall not commit, or enter into any agreement, on our behalf with respect to: (i) the incurrence any indebtedness for borrowed money; (ii) any investment by us, other than the investment of cash in short-term permitted investments in the ordinary course of business; or (iii) any other material contract.

WQNI Management is responsible for the payment of: (i) the compensation of all employees of WQNI Management; and (ii) the costs of providing services under the management agreement to us, except for those expenses described below, including office expenses, travel, business development, office and equipment rental, bookkeeping and the development, underwriting, due diligence, investigation and monitoring of investments. We pay all of our other expenses directly, including our legal fees, audit expenses, directors and officers insurance, other expenses related to being a public company and direct transaction expenses.

In consideration for the services provided to us by WQNI Management, we have agreed to pay to WQNI Management the following consideration: (i) one-half of one percent (.5%) of Total Assets (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements at the end of the fiscal quarter immediately preceding the payment date (the “Base Management Fee”); and (ii) an incentive fee equal to 20% of the excess, if any, of our Net Investment Income (as defined below) for each of our fiscal quarters that exceeds the Priority Return (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements determined in accordance with generally accepted accounting principles, consistently applied, at the end of the fiscal quarter immediately preceding the payment date (the “Incentive Fee”); and (iii) an incentive fee (“Capital Gains Fee”) equal to 20% of our net Realized Capital Gains (Realized Capital Gains (as defined below) less Realized Capital Losses (as defined below)) on a cumulative basis for each of our fiscal years following October 11, 2005, minus any Unrealized Capital Depreciation (as defined below) at the end of such fiscal year and minus the aggregate amount of all Capital Gains Fees paid to WQNI Management in our prior fiscal years, payable on April 15 of each year based on our audited financial statements for our prior fiscal year; provided, however, that no Capital Gains Fees shall be paid to WQNI Management with respect to our investment in SeaView.

As used herein, the following terms have the following meanings: (i) “Total Assets” means the amount of our gross assets as set forth on our applicable financial statements at the end of the fiscal quarter immediately preceding the payment date, as determined in accordance with generally accepted accounting principles, consistently applied; provided, however, that in computing Total Assets the gross book value with respect to our investment in SeaView shall be excluded from the calculation of Total Assets; (ii) “Net Investment Income” shall mean our interest income, dividend income, and any other income (including any other fees such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies or investments) which are collected during the fiscal quarter of our company; minus our operating expenses for the fiscal quarter (including the Base Management Fee and any interest expense, but excluding the Incentive Fee and the Capital Gains Fee); provided, however, that any Net Investment Income with respect to the our investment in SeaView shall be excluded from the calculation of Net Investment Income. Net Investment Income does not include Realized Capital Gains, Realized Capital Losses or Unrealized Capital Depreciation; (iii) “Priority Return” means a rate equal to 1.5% (6% annualized) of the our Total Assets; (iv) “Realized Capital Gains” on each of our investments will be calculated as the excess of the net amount realized from the sale or other disposition of such investment over the original cost of the investment (less any Unrealized Capital Depreciation with respect to such investment which was deducted with respect to the payment of any Capital Gains Fees in any prior fiscal year); (v) “Realized Capital Losses” on each of our investments will be calculated as the amount by which the net amount realized from the sale or other disposition of such investment is less than the original cost of such investment; and (vi) “Unrealized Capital Depreciation” on each of our investments will be calculated as the amount by which the original cost of such investment exceeds the fair value of such investment as of the end of a fiscal year of the Company.

The management agreement has a ten year term and is scheduled to expire on October 11, 2015. We may not terminate the management agreement earlier except upon the occurrence of any of the following events: (i) our total assets (as defined in the management agreement) for two consecutive fiscal quarters are not at least equal to 60% of our total assets on October 11, 2005 which were approximately $15 million; (ii) E. Denton Jones, B. Michael Adler, David S. Montoya or Scott W. Hartman withdraw as members of the management company, other than as a result of death or disability; or (iii) either Mr. Hartman or Mr. Montoya voluntarily terminates their employment with us.

Upon the occurrence of any such triggering event, we may terminate the management agreement upon written notice to WQNI Management within 30 days following the occurrence of such event.

In addition, either we or WQNI Management may terminate the management agreement upon written notice to the breaching party following the occurrence of a material breach of the management agreement by the other party if either: (i) the material breach relates to the failure to pay amounts due under the management agreement and such breach continues unremedied for 10 days after notice; or (ii) the other party materially breaches the terms of the management agreement and such breach continues unremedied for 30 days after notice.

In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Item 3-Legal Proceedings in Part I of this Report).

Risk Factors: See “—Risk Factors” below for discussion of the impact of certain market risks, financial risks and other uncertainties on our business.

2005 Developments

Management Changes

On October 5, 2005, in connection with the sale of its Voice-Over-Internet Protocol business, B. Michael Adler stepped down as Chief Executive Officer of WQN but agreed to continue as a director of WQN. Also on October 5, 2005, Scott W. Hartman was named the Chief Executive Officer of the Company and David S. Montoya was named Chief Financial Officer of the Company following the resignation of Michael Miller.

Material Definitive Agreements

We have entered into an employment agreement (the “Hartman Employment Agreement”), effective October 5, 2005 following the completion of the sale of the Voice-Over-Internet Protocol business of WQN, with Scott W. Hartman (“Hartman”) to serve as our Chief Executive Officer for a term of three years. We granted Mr. Hartman a 10-year stock option to purchase 220,000 shares of our common stock under our 2001 Stock Option Plan. One-third of the stock options vested on the effective date of the Hartman Employment Agreement and one-third will vest on each of the first and second anniversary of the effective date.

We have entered into an employment agreement (the “Montoya Employment Agreement”) with David S. Montoya (“Montoya”) to serve as our Chief Financial Officer for a term of three years. We granted Mr. Montoya a 10-year stock option to purchase 220,000 shares of our common stock under our 2001 Stock Option Plan. One-third of the stock options vested on the effective date of the Montoya Employment Agreement and one-third will vest on each of the first and second anniversary of the effective date.

We have entered into a definitive management agreement (the “Management Agreement”), effective October 5, 2005, with WQNI Management Group, LLC (f/k/a WQNI Capital Advisors, LLC) (“Advisors”), a newly formed Delaware limited liability company in which Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya have a direct material interest, pursuant to which Advisors will provide us with office facilities and day-to-day management services. See “Management Services Agreement” above. Advisors is not a registered investment advisor as of December 31, 2005 and does not intend to become one. We will pay management fees to Advisors based on a percentage of our assets plus incentive fees based on a percentage of our investment income and capital gains. The term of the Management Agreement is ten years. In 2005, we paid Advisors $70,208 pursuant to the Management Agreement.

On May 17, 2006, WQN and PAA (PAA collectively with WQN, the “WQN Parties”) entered into an agreement (the “Cross Country Agreement”), with E. Denton Jones (“Jones”) and Cross Country (Jones and Cross Country are collectively referred to as the “Jones Parties”). Pursuant to the Cross Country Agreement, WQN completely withdrew its investment in Cross Country Capital Partners, LP. Cross Country will transfer to WQN as the return of its capital (“Return of Capital”), the sum of two million eight hundred fifty thousand dollars ($2,850,000). The Return of Capital shall be made to WQN in the following manner: (i) by the payment on the earlier of the closing of the Enabling Mortgages (as defined in the Cross Country Agreement) and August 16, 2006, of the sum of $200,000 in cash; and (ii) by the transfer within ten (10) business days of date of the Cross Country Agreement, of restricted shares of VOIP, Inc. common stock (the “Stock”); the number of shares of the Stock shall be equal to the quotient whereby (i) the numerator is $2,650,000 and (ii) the denominator is the volume weighted average price of the Stock for the five (5) trading days preceding the date of the Cross Country Agreement. The terms of the Cross Country Agreement also provide that the parties enter into general releases with each other. E. Denton Jones is a director of WQN. Prior to May 17, 2005, Cross Country had previously distributed $150,000 in cash to WQN.

SeaView Mezzanine Fund Investment

On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has a limited partnership interest in SeaView, which equates to an equity investment in SeaView of approximately 28% at December 31, 2005. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView. If we do not have adequate funds to meet these commitments when they called, we may be subject to financial penalties, including the loss of our investment in SeaView. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

North Fork Bank Revolving Credit Agreement

On November 10, 2005, WQN, Inc. secured a revolving credit agreement (“RCA”) from North Fork Bank for up to $10,000,000 for purposes of working capital. Loans under the RCA have a term of one or two years, at the option of our company, from the date of drawdown. WQN, Inc. also holds the option to select an interest rate that equals North Fork Bank’s floating prime or 150 basis points over 30-Day LIBOR. At December 31, 2005, approximately $3.6 million had been drawn from this RCA, which amount was collateralized by a pledge of approximately $3.8 million in cash held in a North Fork Bank account. On March 2, 2006, WQN repaid the outstanding balance on the RCA by utilizing the pledged cash. As a result, WQN will not be able to make further drawdowns on the RCA unless it is able to post additional collateral. The purpose of this line of credit was to establish an ongoing relationship with the bank.

Sale of Assets

On October 5, 2005, WQN completed the sale of its Voice-Over-Internet Protocol business (the “Sale”) to VoIP Acquisition Company, a Delaware corporation (the “Purchaser”), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation (“VoIP”) and the Purchaser (such Asset Purchase Agreement, the “APA”). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, convertible into 3,489,100 shares of common stock of VoIP, Inc., (ii) 1,750,000 shares of VoIP’s restricted common stock and (iii) a warrant to purchase 5,000,000 shares of VoIP’s common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP. The total consideration received from VoIP was valued at approximately $9.7 million and resulted in a gain on the sale of approximately $7.3 million for the Company.

In connection with the sale, B. Michael Adler stepped down as Chief Executive Officer of WQN. Mr. Adler will remain on the Board of Directors. Also, on October 5, 2005, Scott W. Hartman was named the Chief Executive Officer of WQN and David S. Montoya was named Chief Financial Officer of WQN.

Transient Investment Company

As a result of the Sale to VoIP, we are currently relying on an exemption from the Investment Company Act for transient investment companies. However, we can only rely on that exemption for one year in any three-year period. Our intention is to become engaged primarily in a business other than investing in “investment securities” for purposes of the Investment Company Act by the end of that one-year period, but we cannot assure you that we will be successful. The Investment Company Act and the rules and regulations promulgated under it are extremely restrictive. Compliance with the Investment Company Act would be very costly, and it could be difficult for us to execute our business plan if we were subject to its requirements.

2006 Developments

Non-compliance with Nasdaq Listing Standard and Possible Delisting from Nasdaq

On April 18, 2006, we received a Nasdaq Staff Determination stating that WQN is in violation of a requirement for continued listing set forth in Marketplace Rule 4310(c)(14), which requires a Nasdaq-listed company to file its Annual Report on Form 10-KSB (“Form 10-KSB”) with Nasdaq on or before the date it is required to be filed with the Securities and Exchange Commission. WQN’s Form 10-KSB was required to be filed with the Securities and Exchange Commission by the close of business on April 17, 2006. However, WQN was not able to file such Form 10-KSB until May 30, 2006. Nasdaq further informed WQN that its common stock is, therefore, subject to delisting from Nasdaq. Filing of this Form 10-KSB satisfies the requirements of such delisting letter.

One of the independent directors of WQN, Adam Blumenthal, resigned on February 8, 2006. Mr. Blumenthal stated that he was resigning because his personal business ventures would not permit him to devote the time and attention necessary to fulfill his obligations as a board member. Mr. Blumenthal’s resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices. As a consequence of Mr. Blumenthal’s resignation the Company received written notice from the Nasdaq National Market (“Nasdaq”) on February 14, 2006 that the Company no longer complies with Nasdaq Marketplace Rule 4350(c)(1), which requires a Nasdaq-listed company to have a majority of independent directors serving on its board. Pursuant to its rules, Nasdaq has granted the Company a cure period until the earlier of February 8, 2007 or the Company’s next stockholders meeting in order to regain compliance with this rule. If the Company has not regained compliance by such date, Nasdaq may delist the Company’s common stock. The board has initiated a search for a new independent director and intends to appoint a suitable replacement to fill the vacancy, and regain compliance, as soon as practicable.

Previously, WQN had received a written notice from Nasdaq on October 25, 2005 stating that E. Denton Jones no longer qualified as an independent director. The Board replaced Mr. Jones with Hal Bibee on the nominating and compensation committees effective October 31, 2005. Mr. Bibee is considered independent under Nasdaq’s corporate governance standards. Mr. Jones remains a Board member. As a result of these actions, the Company regained compliance with the nominating and compensation committee independence requirements.

Critical Accounting Policies

Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company’s significant accounting policies are summarized in Note 2 of its consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report. The accounting policies identified as critical are as follows:

Valuation of Investments

Our investments in partnerships are valued on the equity method and impairments are recorded when the carrying value exceeds the fair value of the investment. The underlying partnerships account for their investments at fair value. Securities owned by the partnerships that are traded on national securities exchanges are valued at the average closing price on the valuation date. For investments that are not traded, management of the partnerships determine fair value by taking into account such factors as the investees current and projected financial condition, operating results, subsequent capital funding and various valuation methods. Securities traded on national securities exchanges are valued at the average closing price on the valuation date. Our investments in securities that are not listed but for which a public market exists are valued at the average closing price on the valuation date. In determining fair value of restricted securities, management may reasonably consider such factors as discounts for illiquidity, timing of the registration of such securities and various valuation methods.

Income Taxes

As of December 31, 2005, we had approximately $22,022,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2019. We have not recognized an income tax benefit for our losses because of uncertainty regarding future realization and we have provided a full valuation allowance on our deferred tax assets.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company completed the sale of its internet telephony business to VoIP on October 5, 2005 and began operating as a diversified financial services operating and holding company. As such, year over year analysis is limited because we were not focused on our new business model until after October 5, 2005, the closing of the VoIP transaction. Subsequent to the closing of the VoIP transaction, the Company has had limited business activities as it implements its business plan.

Revenue

The Company did not generate any revenue from its diversified financial services operations for the years ended December 31, 2004 and 2005. The reason for the absence of revenue is that the Company began its new strategy of becoming a financial services company only during the fourth quarter of 2005.

Selling, General and Administrative

Selling, general and administrative expenses decreased approximately 33% to $814,225 for the year ended December 31, 2005 from $1,209,286 for the year ended December 31, 2004. This $395,060 decrease is due primarily to lower operating costs associated with the Company’s limited business activities.

Interest Income/Interest Expense

Interest income consists of interest earned on cash and cash equivalents and notes and interest expense consists of interest paid on borrowings. Interest earned on cash and cash equivalents and notes was $236,010 for the year ended December 31, 2005 and $292,709 for the year ended December 31, 2004. The decrease of $56,699 (approximately 19%) is due primarily to reduced interest income earned on the Company’s note receivable from the sale of buyindiaonline.com, Inc. as the note was paid down. Interest expense for the 2005 period totaled $30,381 compared to $5,000 in the comparable 2004 period. The increase of $25,381 (approximately 500%) is due primarily to interest owed on the Company’s revolving credit agreement with North Fork Bank which was entered into in 2005.

Gain from Investment In Partnership of Cross Country Capital Partners LP
The Company accounts for its approximately 66% limited partnership interest in Cross Country Capital Partners LP under the equity method of accounting and for the year ended December 31, 2005 recorded income from its investment of $55,757.

Loss from Investment In Partnership of SeaView Mezzanine Fund LP

The Company accounts for its approximately 28% limited partnership interest in SeaView Mezzanine Fund LP under the equity method of accounting and for the year ended December 31, 2005 recorded a loss from its investment of $707,365 due to management fees and other costs of SeaView.

Gain from Investment In VoIP, Inc.

The Company accounts for its investment in securities of VoIP, Inc. as available for sale securities. Under this method the assets are adjusted to their fair value on the balance sheet at each reporting period and the corresponding change is recorded as a component of other comprehensive income. From October 5, 2005 to December 31, 2005 the Company recorded an unrealized gain from its investment in VoIP, Inc. securities of $1,849,500.

Loss from Investment in Park Ave. Assoc. LLC

The Company accounts for its 50.9% membership interest in Park Ave. Assoc. LLC using the equity method of accounting and for the year ended December 31, 2005 recorded a loss from its investment of $2,577,001. See “Item 3- Legal Proceedings.”

Loss from Continuing Operations

We recorded a loss from continuing operations of $3,837,205 for the year ended December 31, 2005 compared to a loss of $977,334 for the year ended December 31, 2004. The increase of $2,859,871 is due primarily to the losses of $3,284,366 on our investments in SeaView and PAA.

Income/(Loss) from Discontinued Operations

We recorded income from discontinued operations of $2,582,273 primarily as a result of the gain of $7,285,363 less tax expense of $1,523,347 on the sale of our internet telephony business in October 2005, offset by the costs of the operation of the internet telephony business (see Discontinued Operations in Note 3 to the financial statements). For the year ended December 31, 2005 we incurred expenses with respect to the asset sale to VoIP of approximately $255,000 primarily for: legal fees ($120,000), investment banking fees ($75,000), severance and other personnel costs ($60,000). The Company had a loss from discontinued operations of $2,196,637 in 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $3.8 million of cash and cash equivalents and working capital of approximately $73,000. We generated negative cash flow from operating activities of approximately $278,000 for the year ended December 31, 2005, compared with negative cash flow from operating activities of approximately $922,000 during the year ended December 31, 2004. Net cash used in operating activities for the 2005 and 2004 periods primarily consisted of net operating losses as well as changes in working capital.

Net cash used in investing activities was approximately $5.9 million for the year ended December 31, 2005 compared to $3.0 million for the year ended December 31, 2004. In 2005, the increase in net cash used in investing activities was primarily attributable to a $3.6 million investment into Park Ave. Assoc. LLC and a $2.3 million investment in a limited partnership interest of SeaView Mezzanine Fund LP.

In November 2004, the Company invested $3 million in Cross Country, a partnership managed by an affiliate of E. Denton Jones, a director of the Company. The majority of the partnership assets are to be invested in “Private Investments in Public Entities”. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership.

On May 17, 2006, WQN and PAA (PAA collectively with WQN, the “WQN Parties”) entered into an agreement (the “Cross Country Agreement”), with E. Denton Jones (“Jones”) and Cross Country (Jones and Cross Country are collectively referred to as the “Jones Parties”). Pursuant to the Cross Country Agreement, WQN completely withdrew its investment in Cross Country Capital Partners, LP. Cross Country will transfer to WQN as the return of its capital (“Return of Capital”), the sum of two million eight hundred fifty thousand dollars ($2,850,000). The Return of Capital shall be made to WQN in the following manner: (i) by the payment on the earlier of the closing of the Enabling Mortgages (as defined in the Cross Country Agreement) and August 16, 2006, of the sum of $200,000 in cash; and (ii) by the transfer within ten (10) business days of date of the Cross Country Agreement, of restricted shares of VOIP, Inc. common stock (the “Stock”); the number of shares of the Stock shall be equal to the quotient whereby (i) the numerator is $2,650,000 and (ii) the denominator is the volume weighted average price of the Stock for the five (5) trading days preceding the date of the Cross Country Agreement. The terms of the Cross Country Agreement also provide that the parties enter into general releases with each other. E. Denton Jones is a director of WQN. Prior to May 17, 2006, Cross Country had returned $150,000 in cash to WQN. As a result of the agreement with Cross Country to return the capital balances, WQN has recognized a recovery of all previous losses on its investment in Cross Country as of December 31, 2005.

On June 27, 2005, the Company entered into a Subscription Agreement, dated effective as of December 8, 2004, in which we committed to invest up to $10,000,000 in SeaView Mezzanine Fund LP, a limited partnership private equity fund and invested $2,300,000 as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. Upon executing the subscription, we joined the SeaView Mezzanine Fund LP Agreement of Limited Partnership as a limited partner. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Generally, the limited partnership agreement runs for a 10 year term and the remainder of our commitment is callable by SeaView over the next 5 years. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView. The Company accounts for its limited partnership interest in SeaView under the equity method of accounting and for the year ended December 31, 2005 recorded a loss from its equity investment of $707,365. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

On November 4, 2005, WQN entered into a Securities Purchase Agreement pursuant to which the Company subscribed for a 50.9% membership interest in Park Ave. Assoc. LLC (“PAA”) in exchange for the contribution of a capital commitment to PAA of $5,600,000 in cash. PAA was established as a real estate development company specializing in the acquisition and development of properties for small business use and for communities designed for the active adult lifestyle. An additional $5.4 million was to be invested over time by the other members of PAA for a total capitalization of $11 million. Although WQN became entitled to elect 3 of the 5 members of PAA’s Board of Managers, control over PAA’s day-to-day activities was exercised by PAA’s chief executive officer.

Pursuant to the Securities Purchase Agreement, WQN made capital contributions to PAA aggregating approximately $3.6 million. In the course of its review of various documents relating to certain real estate investments purportedly entered into by the former chief executive officer of PAA, WQN discovered certain irregularities. On February 2, 2006, WQN caused the Board of Managers of PAA to remove said chief executive officer and appoint Scott W. Hartman as the interim chief executive officer of PAA and David S. Montoya as the interim chief financial officer of PAA. The new management of PAA has met with various persons with whom the former chief executive officer of PAA had business dealings and discovered that a number of the transactions in which PAA was purportedly involved were in fact improperly conducted. See “Item 3- Litigation.” As a result of these discoveries, WQN has taken a write-down for 2005 in the amount of $2,577,001 related to its investment in PAA. In addition, since Cross Country was also an investor in PAA, a portion of the activity that WQN recorded on its investment in Cross Country in 2005 was attributable to PAA.

For the year ended December 31, 2005, the Company generated cash from financing activities of $21,580 related to the exercise of stock options.

Our remaining obligations for 2006 would require approximately $2,000,000 to fund and we will meet these obligations through the following:

•
On May 23 2006 we received a $1,000,000 payment following the release of the Eastern District Funds (see Item 3- “Legal Proceedings”). We have cash of approximately $500,000 as of May 30, 2006. Additionally we received $1,000,000 in notes receivable in the settlement which are payable to us over an 18 month period, which for accounting purposes at December 31, 2005 we have provided a valuation allowance.

•
We have 1,750,000 shares of VoIP at May 30, 2006 and will receive additional VoIP shares valued at $2.65 million from the settlement with CCCP in July 2006. Although these shares are not registered as of May 30, 2006 we can sell those shares to other investors in a private transaction to generate cash if necessary. WQN has received an offer to purchase its VoIP shares in a private transaction for an amount that should provide sufficient liquidity to pay its obligations in 2006.

WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView Mezzanine Fund L.P. (“SeaView”), a private equity limited partnership that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

We need to raise additional funds if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments in VoIP will be sold in 2006 or 2007 and will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations.

Income Taxes

As of December 31, 2005, we had approximately $22,022,000 of net operating loss carry-forwards for federal income tax purposes, which expire beginning in 2019. We have not recognized an income tax benefit for our losses because of uncertainty regarding future profitability; therefore, at December 31, 2005, we have provided a full valuation allowance on our deferred tax assets of approximately $10,814,000. Limitations on the utilization of these carry-forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

Recent Accounting Pronouncements

In December 2004, FASB issued statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006.  This standard sets forth the revised rules for the accounting treatment of employee stock options and other share-based payments.  SFAS 123(R) requires the adoption a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we do not recognize any compensation related to stock option grants we issue under our stock option plans unless the exercise price of the options granted is less that the quoted market price of the common stock issuable upon exercise of the options. Note 2 to our Consolidated Financial Statements in this report provides our pro forma net loss and loss per share as if we had used a fair value-based method prescribed under SFAS 123 to measure the compensation expense for employee stock awards during fiscal 2005 and 2004. The Company will use the modified prospective method for adoption of SFAS 123R and expects unvested options outstanding at December 31, 2005 to result in expense of $462,898 for each of 2006 and 2007.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2004. For the year ended December 31, 2005, the Company has a commitment of $10,000,000 to SeaView, of which the Company has funded $2,300,000. The remainder of the commitment may be called down over the next four years. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

Risk Factors That May Affect Results of Operations and Financial Condition

We have a history of losses and we anticipate future losses and negative cash flow.

Since inception, we have incurred operating losses, and as of December 31, 2005, we had an accumulated deficit of $26,902,873. We recorded net income of $279,950 for the year ended December 31, 2005 and incurred a net loss of $3,173,971 for the year ended December 31, 2004. We generated negative cash flow of approximately $6,095,000 and $7,990,000 during 2005 and 2004 respectively.

Our revenues may not grow and we will need to increase our revenues significantly to become profitable or our investments will need to significantly increase in value, however, if our revenues do not increase as much as we expect or if our expenses increase at a greater pace then revenues, we may not achieve profitability or, if we became profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may incur additional costs and expenses in 2006 related to:

• the hiring of additional personnel as we grow; and

• evaluating and completing potential acquisitions of other companies.

We have a limited operating history under our current business strategy and we may be unable to achieve profitability.

We need to raise additional funds if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations. Our remaining obligations for 2006 would require approximately $2,000,000 to fund and we will meet these obligations through the following:

•
On May 23 2006 we received a $1,000,000 payment following the release of the Eastern District Funds (see Item 3- “Legal Proceedings”). We have cash of approximately $500,000 as of May 30, 2006. Additionally we received $1,000,000 in notes receivable in the settlement which are payable to us over an 18 month period, which for accounting purposes at December 31, 2005 we have provided a valuation allowance

•
We have 1,750,000 shares of VoIP at May 30, 2006 and will receive additional VoIP shares valued at $2.65 million from the settlement with CCCP in July 2006. Although these shares are not registered as of May 30, 2006 we can sell those shares to other investors in a private transaction to generate cash if necessary. WQN has received an offer to purchase its VoIP shares in a private transaction for an amount that should provide sufficient liquidity to pay its obligations in 2006.

WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView Mezzanine Fund L.P. (“SeaView”), a private equity limited partnership that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

We were incorporated in October 1996. Although we commenced operations in May 1998, we materially changed our business plan and model following the sale of our telephony business and related assets to VoIP, Inc. in October 2005. We derived substantially all of our operating revenue from this business and related assets. In connection with the sale of our telephony business, we decided to become primarily a diversified financial services company whose goal is to be the financial partner of choice for small businesses. Our strategy is to provide capital and offer an array of financial services/products to businesses in the small business sector. Our primary lines of business are asset management, finance and insurance. We cannot provide any assurance that our acquisition and operation of controlled companies or our minority investments will be successful or that we will not lose all or some of those investments. Accordingly, we do not yet have a history of operations as a diversified operating and holding company upon which you can evaluate our business and prospects and we can provide you no assurance that we will be able to successfully implement or sustain our new business strategy.

We may be required to meet our capital commitments at a time when we do not have adequate funds.

Our capital commitments to SeaView are callable at any time at the option of SeaView. Our total commitment to SeaView is $10,000,000. Our current outstanding commitment to SeaView is $7.7 million. If we do not have adequate funds to meet these commitments when they are called, then we may be subject to financial penalties, including the loss of our investment in SeaView. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

Our new business strategy is substantially dependent upon our ability to successfully identify acquisition opportunities.

Our ability to grow through acquisitions, a critical component of our strategy, is dependent upon, and may be limited by, the availability of suitable acquisition opportunities and our access to capital. In addition, growth through acquisitions involves risks that could have a material adverse effect on our results of operations, including difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees and customers of acquired companies.

In connection with our efforts to deploy our new business model and become a diversified operating and holding company, we have made commitments to invest $10.0 million in SeaView and $5.6 million in PAA. We have previously made a $3.0 million investment in Cross Country and acquired substantial ownership of VoIP. We have not finalized other acquisition or investment opportunities or made any other commitments. As of December 31, 2005, we have funded only $3.6 million of our investment to PAA and $2.3 million of our commitment to SeaView, a portion of which funds have been reinvested. Because the other parties in PAA did not fund their respective commitments, we do not believe the Company will be required to fund the remaining $2.0 million investment in PAA and currently there is no intent of the Company to fund this commitment. SeaView has made one investment to date, a $5.0 million mezzanine loan to a company that provides marketing services to other businesses, and Cross Country has made investments in PAA and VoIP. Generally, the companies that we seek to acquire or in which we acquire minority positions are small and midsize companies whose financial resources and access to traditional sources of capital are limited. Furthermore, such businesses often depend for their success on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the related company. You should expect our potential business opportunities to be highly speculative and risky. Furthermore, in businesses in which we are not a majority owner, including SeaView, the ultimate decisions regarding how our funds are re-invested may not be made by members of our management team.

In the event of the underperformance of our manager, we may be unable to remove our manager, which could limit our ability to improve our performance and could adversely affect the market price of our shares.

WQNI Management Group LLC acts as our manager and, as such, is responsible for providing us with experienced professionals, general office space and services, and the day-to-day operations of our company, including the identification of investment opportunities. The management agreement will expire in October 2015 and may only be terminated earlier by us if:

•	our manager materially breaches the terms of the management agreement and such breach continues un-remedied for 30 days after notice;
•	our total assets (as defined in the management agreement) for two consecutive fiscal quarters are not at least equal to 60% of our total assets on October 11, 2005;

•	E. Denton Jones, B. Michael Adler, David S. Montoya or Scott W. Hartman withdraw as members of the management company, other than as a result of death or disability; or
•	either Mr. Hartman or Mr. Montoya voluntarily terminates their employment with us.

If we were unable to remove our manager in circumstances where the market performance of our shares does not meet expectations, then the market price of our shares could be negatively affected.

We will operate as a diversified financial services operating and holding company, which may divert our management’s attention.

As a diversified financial services operating and holding company, our management must address particular concerns raised by such a business model, including diversifying our business in a manner designed to offer an advantage to our investors, structuring our operations to minimize inefficiencies and focusing on the adverse and undue effect that any underperforming controlled companies and minority investments as compared to the successful controlled companies and minority investments may have on the price of our common stock. In addition, we will also dedicate substantial resources to pursuing potential acquisition and investment opportunities. Such dedication of our internal resources may limit our ability to focus on the management and operation of the businesses in which we have an interest. Furthermore, if we complete any such acquisitions, we cannot assure you that such transactions would have been made at the best price or that such transactions may not otherwise be unsuccessful. Accordingly, if we cannot successfully manage these issues, then the value of our controlled companies and minority investments may decline, which would likely diminish the value of our common stock.

The value of our acquisitions and investments may decline. To the extent that the value of any such acquisition or investment increases, we may not be able to capitalize on such gains.

As a diversified financial services operating and holding company, we intend to make acquisitions of, and direct and indirect equity investments in, small and middle market companies in which we generally intend to have an active management role. Our interests in these companies may not appreciate in value and, in fact, may depreciate in value. Because we will only have capital sufficient to make a limited number of acquisitions or investments, the aggregate returns realized by us may be substantially adversely affected by the unfavorable performance of one or a small number of such acquisitions or investments or a substantial write-down of any one acquisition or investment. Furthermore, any increase in value by a controlled company or minority investment may not necessarily be reflected in an increase in the value of our common stock, particularly if such gain is offset by losses in other controlled companies and minority investments or if our ability to sell our interest in such controlled company and minority investment is limited. In addition to the lack of a market for the interests in the private companies in which our funds will be invested, we may be subject to legal and contractual restrictions on our ability to resell such controlled companies and minority investments. As discussed above, various conflicts of interest between our company and other investors in the investment funds could also make it difficult for us to capitalize on any increase in value. Accordingly, we may not be able to realize gains from our controlled companies and minority investments.

Our historic financial statements do not include information related to our current business and may include accounting policies and principles for us and our subsidiaries that differ from those that we will use in the future.

Our audited financial statements as of and for the years ended December 31, 2004 and 2005 include consolidated results of operations and cash flows for the period during which we still owned our telephony business and related assets. Once we determine what operating businesses we will purchase or start we may be required to apply new accounting principles. However, if we do not become an operating company within one year from the sale of our Voice-Over-Internet-Protocol business we may be required to account for our transactions as an investment company. The Investment Company Act and the rules and regulations promulgated under the act are extremely restrictive. Compliance with the Investment Company Act would be very costly, and it could be difficult for us to execute our business plan if we were subject to its requirements.

Our controlled companies and minority investments generally will be in private companies about which very little public information is available.

Our controlled companies and minority investments will consist primarily of privately held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of our employees and the consultants we hire to obtain the information necessary for our decision to acquire or invest in them. There can be no assurance that our diligence efforts will uncover all material information necessary to make a fully informed decision.

As a diversified financial services operating and holding company, our financial performance will be subject to the various risks and uncertainties attributable to our controlled companies and minority investments.

We do not have fixed guidelines for industry diversification; rather, the companies to which we commit capital will make decisions regarding the industries and types of businesses in which our commitments are invested. As a result, our acquisitions and investments could potentially be concentrated in relatively few industries. Such a lack of diversification would make our performance particularly vulnerable to a downturn in any such industry. Conversely, if our controlled companies and minority investments operate in a wide-range of industries, our management team will need to expand its knowledge and expertise to be able to manage successfully such a broad group, which could divert management attention from other matters or limit our ability to manage successfully our controlled companies and minority investments. As we can give no assurance as to which approach will be taken, we cannot provide additional information that should be considered regarding particular risks in any such industry or that could result from over diversification.

We have minority investments in some companies and may acquire similar minority interests in future investments, and consequently cannot exercise significant influence over their business or the level of their distributions to us, which could adversely affect our results of operations and our ability to generate cash and make distributions.

We have made minority and non-controlling investments in SeaView, Cross Country and VoIP and have limited legal rights to influence the management of those businesses or any other businesses in which we make minority investments. While each of those entities is managed by one or more persons who also serve as directors of our company, these entities are autonomous and may have different objectives than we have and may not make distributions to us at levels that we anticipate. Our inability to exercise significant influence over the operations, strategies and policies of the businesses in which we have, or may acquire in the future, a minority interest means that decisions could be made that could adversely affect our results and our ability to generate cash.

We may have conflicts of interest with the investment funds to which we commit capital and currently have invested with third parties.

Our interests may differ from those of the other investors who commit capital to same investment funds. In the case of PAA, in which we have a controlling interest, we may be required under contract, the PAA organizational documents or Delaware law to take actions that benefit PAA and its other investors, even if such actions may not be in the best interests of our stockholders. In the case of SeaView, we do not have a controlling interest, but our Chief Executive Officer and our Chief Financial Officer are founders of SeaView and along with Mr. Farmer and Mr. Jones hold interests in its general partner. E. Denton Jones, a director of our company, is the founder and general partner of Cross Country. As a result of these and other conflicts, their respective duties as partners or officers of SeaView, VoIP and Cross Country could differ from their duties as directors, officers and employees of our company. In either case, such conflicts may limit our ability to take action, or to cause action to be taken, with respect to the investment of our funds and our controlled companies and minority investments unless such action would not also be in the best interests of those companies or their respective equity holders.

In addition, our officers and directors are not required to, and may choose not to, commit their efforts full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses, which could have a negative impact on our ability to achieve our goals. Because these officers and directors are also involved in companies that are looking for investments, our officers and directors may offer acquisition or investment opportunities to their other affiliates without offering the same investment to us. Our officers and directors also receive compensation through their management agreements with some of our controlled companies and minority investments and through their management agreements with us. The basis for such compensation may create incentives that differ from our goals, thereby creating additional conflicts of interest.

Our new business model requires that we identify and hire additional management personnel.

Once acquisitions of controlled companies and minority investments have been made, we will seek to provide those companies with managerial, structural and financial advice. We anticipate, however, that many members of the management teams of our controlled companies and minority investments will remain in place and, as such, we will be dependent upon their ability to execute our business plan. To the extent that we believe that our team, or the team of the respective controlled company or minority investment, is missing certain skill sets, it will be necessary for us to locate personnel having the desired qualifications. We can give no assurance that we will be able to identify and hire such personnel or that, if hired, such personnel will perform as expected.

Our controlled companies and minority investments may be highly leveraged.

Our controlled companies and minority investments may have outstanding borrowings. Leverage may have important adverse consequences to these companies and to us as an acquirer or investor. These companies may be subject to restrictive financial and operating covenants. The leverage may impair the companies’ ability to finance their future operations and capital needs. As a result, these companies may be limited in their flexibility to respond to changing business and economic conditions and to business opportunities. In the event that these companies are unable to meet their debt obligations, then their assets first would be applied toward discharging such debt. In such an event, it is highly unlikely that any funds would remain following the liquidation of their assets for distribution to their equity holders, including us, in which case we would lose the value of our acquisition or investment.

We have sustained substantial operating losses under our prior business model and we may continue to sustain losses under our new business model.

Under our prior business model, we experienced net losses applicable to holders of our common stock of $3.2 million the year ended December 31, 2004 and losses from continuing operations for 2005 of $3.8 million. The nature and extent of any future losses applicable to holders of our common stock will depend on the success of our financial and business strategies, our ability to implement our new business plan and on other factors, some of which may be beyond our control. We cannot assure you that under our new business plan we will eliminate net losses applicable to holders of our common stock and achieve profitable operations.

We may not be successful in implementing our growth plans.

We face the risks, expenses and uncertainties frequently encountered by emerging companies that invest in evolving markets and companies. Furthermore, we are subject to additional risks and uncertainties concerning our minority investments’ ability to choose successful investments. Successfully achieving our growth plan depends upon, among other things, our ability to reduce losses and position ourselves to achieve positive cash flow; build skilled management teams to provide the requisite advice to our controlled companies and minority investments and obtain satisfactory returns from those acquisitions and investments.

Our lenders have rights that are senior to those of our stockholders.

We borrow funds from lenders to provide a portion of our capital for our capital commitments and our operations. As of December 31, 2005, we had outstanding borrowings of approximately $3.8 million. Our ability to achieve our investment objectives may depend in part on our ability to achieve loans on favorable terms, and we can give no assurance that loans on such terms can be obtained. Furthermore, in the event that we were unable to meet our payment obligations when they come due or otherwise breach our covenants under our borrowing arrangements, then our lenders will have claims on our assets that are superior to the claims of holders of our common stock. Accordingly, our loans increase the risks associated with an investment in our common stock.

Our revolving credit agreement restricts our use of our cash and contains other restrictive and financial covenants that limit our operating flexibility.

Borrowings under our revolving credit agreement (“RCA”) are secured by our cash, which is placed in a separate cash collateral account. If the cash serving as collateral were to drop below our borrowing base, then we would be in default under the credit facility and the lender could exercise its remedies under applicable law, including with respect to our cash that is serving as collateral. Accordingly, we are restricted from using any cash on hand in an amount approximately equal to any borrowings that are outstanding under our credit facility. As of December 31, 2005, our borrowings under our revolving credit agreement were approximately $3.6 million and the amount of our cash collateralizing those borrowings was approximately $3.8 million. On March 2, 2006, WQN repaid the outstanding balance on the RCA by utilizing the cash collateralizing those borrowings. Unless we post sufficient cash to collateralize any future borrowings, we will not be able to utilize the RCA in the future. Our revolving credit agreement also contains restrictions on our ability to:

•	incur additional debt;
•	create liens or pledges with respect to our assets;

•	make further investments, loans or advances or other purchases of securities;
•	sell our assets;

•	merge or otherwise dispose of our business;
•	enter new lines of business;

•	enter into more transactions with affiliates; or
•	change our name, fiscal year or accounting policies.

Our revolving credit agreement also requires us to take certain actions, including providing our lender with our quarterly financial statements within 30 days following the end of each fiscal quarter as opposed to the 45 days typically afforded to public companies of our size under the Exchange Act.

Any failure to comply with the restrictions of our revolving credit agreement or any subsequent financing arrangements may result in an event of default. Such default may allow our creditors to accelerate the repayment of the related debt and may result in the acceleration of any other debt to which a cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

We may not have sufficient resources to continue operations without seeking additional capital, which may be difficult to obtain.

We have limited cash resources, and these resources continue to diminish. Under our prior business plan, we recorded a net loss of $3.2 million and consumed $4.2 million of our cash in operating activities during the year ended December 31, 2004 and we recorded a loss of $3.3 million and consumed $300,000 of our cash in operating activities from continuing operations during the year ended December 31, 2005. In addition we require cash resources to meet our operational requirements, including paying management fees to WQNI Management Group LLC, the managing members of which are officers, directors and large stockholders of our company. We believe our investments will provide sufficient liquidity to meet our obligations during the next year. However, if we acquire another business we may need to raise additional funds. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations. WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations. Achieving our financial goals involves acquiring, and investing capital in, other companies to achieve satisfactory returns. Implementing this strategy will require additional capital as well. The illiquidity of our controlled companies and minority investments may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises. Considering our recent financial performance, it is likely to be very difficult for us to obtain additional equity or debt financing. Any terms of such a financing would likely be highly dilutive and unfavorable to our current stockholders. Accordingly, our inability to raise additional capital would adversely affect the success of our business plan and, as a result, the value of your common stock.

A substantial portion of our assets are comprised of securities issued by VoIP, Inc. As a result, our financial condition is substantially dependent upon the market price for VoIP common stock, over which we have no control.

We received 1,750,000 shares of VoIP’s restricted common stock and securities currently convertible into or exercisable for 8,489,100 shares of common stock of VoIP as consideration for the sale of our telephony business and related assets to VoIP. As of the closing of the sale on October 6, 2005, and based on the closing sale price of $1.04 per share for VoIP’s common stock on such date, the VoIP securities held by us had a value on a fully converted basis of approximately $10.6 million. As of December 31, 2005, the closing sale price of VoIP’s common stock was $1.31 per share and, based on such price, our holdings in VoIP had a value on fully converted basis of approximately $14 million. However, the common stock and the securities that we hold that are convertible into common stock of VoIP have not been registered for resale under the Securities Act and, therefore, our ability to sell such shares is extremely limited. Because we are an affiliate of VoIP under applicable securities laws, our ability to sell VolP common stock is subject to further limitation. Furthermore, on a fully converted basis, our interests in VoIP represent approximately 14.6% of VoIP’s outstanding common stock and any attempt to sell a substantial portion of such shares could cause the market price for VoIP’s stock to decline.

Historically, the market price of VoIP common stock, as traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol VOII, has been highly volatile. The value of our investment in VoIP stock could also decline due to the impact of any of the following factors upon the market price of VoIP’s shares:

•	failure of VoIP to meet sales goals or operating budget;
•	decline in demand for VoIP’s common stock;
•	revenues and operating results of VoIP failing to meet expectations of securities analysts or investors in any quarter;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	technological innovations by competitors or in competing technologies;
•	investor perception of VoIP’s industry or prospects; or
•	general economic trends.

Market fluctuations are often unrelated to operating performance and therefore would be beyond the control of VoIP management. Because our financial condition is substantially dependent upon VoIP, you should carefully consider the risks related to VoIP’s business, including:

•	VoIP has a history of losses and negative cash flows from operations and VoIP anticipates such losses and negative cash flows may continue;
•	VoIP has a limited operating history upon which it can be evaluated;
•	if VoIP is not able to expand its revenue base as contemplated by its business model, then VoIP may never achieve profitability;
•	VoIP’s business model is based upon revenue from unproven markets;
•	VoIP’s results of operations and financial condition may be adversely affected by goodwill and asset impairment charges; and
•	VoIP expects to need additional capital to continue its operations.
•	In July 2006 we will receive additional shares valued at approximately $2,650,000 in conjunction with our settlement with our return of capital from Cross Country Capital Partners.

We will continue to incur the expenses of complying with public company reporting requirements and our ability to comply with such requirements will be substantially dependent on other companies over which we may not have control.

We have an obligation to continue to comply with the applicable reporting requirements of federal and state securities laws, including but not limited to, the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In addition, our revolving credit agreement requires that we complete our quarterly financial statements within 30 days following the end of each fiscal quarter, rather than the 45 days afforded to us under the Exchange Act. This heightened requirement may also cause us to incur additional expense and place additional demands on our management team.

Our reporting obligations are also dependent upon us timely receiving the necessary financial information from our majority-owned subsidiary, PAA. As we make additional acquisitions, we expect to be further dependent upon the ability of such other companies to provide us with the requisite financial information. In the event that any of our subsidiaries do not timely provide us with their financial information, then we will be unable to timely file our financial reports, which would potentially cause us to be subject to delisting from Nasdaq, sanctions from the SEC and loss of eligibility to use the short-form registration statement, which loss would impair our ability to access the capital markets efficiently. If any such financial information that we are provided is inaccurate, then our financial statements would also contain inaccuracies. Furthermore, because our revolving credit agreement provides us only with 30 days to provide our quarterly information while such other companies, including VoIP, have 45 days to prepare such information, it may be difficult for us to comply with this obligation and could lead to a breach of our revolving credit agreement. The occurrence of any such event could cause the price of our common stock to decline sharply.

We depend on our key personnel.

We depend upon the continued services of our senior management for our success, including Scott W. Hartman, David S. Montoya and E. Denton Jones. The loss of a member of our senior management could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to retain our senior management or our other key personnel. Moreover, these members of our senior management have existing conflicts of interest and may have additional future conflicts of interests.

Our stock may be delisted from Nasdaq if we do not meet the requirements for continued listing.

On April 18, 2006, we received a Nasdaq Staff Determination stating that WQN is in violation of a requirement for continued listing set forth in Marketplace Rule 4310(c)(14), which requires a Nasdaq-listed company to file its Annual Report on Form 10-KSB (“Form 10-KSB”) with Nasdaq on or before the date it is required to be filed with the Securities and Exchange Commission. WQN’s Form 10-KSB was required to be filed with the Securities and Exchange Commission by the close of business on April 17, 2006. However, WQN was not able to file such Form 10-KSB until May 30, 2006. Nasdaq further informed WQN that its common stock is, therefore, subject to delisting from Nasdaq. Filing of this Form 10-KSB satisfies the requirements of such delisting letter. In addition we currently operate under a delisting notice because our board does not meet the Nasdaq continued listing requirement of having a majority of independent directors and we have been given until February 8, 2007 to regain compliance. We must add one independent director to our board in order to be in compliance with this rule. Our common stock may also be delisted if we fail to meet Nasdaq’s minimum $1 bid per share requirement or any other Nasdaq quantitative continued listing requirement. In the event that we are unable to maintain the standards for continued listing, our shares would be subject to delisting from Nasdaq

In addition, Nasdaq has advised us that they are monitoring our company to ensure that we do not fall within the definition of a “shell company.” Under the SEC Rules, a “shell company” has no more than nominal operations and no more than nominal assets (or no more than assets consisting solely of cash and cash equivalents or, in addition, nominal other assets). Commentators have further described this type of entity as a “living dead” company, or a former operating company with minimal or limited operations. While we do not believe that our company falls within this category, if Nasdaq were to subsequently determine that we are a shell company, then our shares would be subject to delisting from Nasdaq.

If our common stock was delisted from Nasdaq, then we expect that our common stock would be traded on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. If our common stock was listed on the OTCBB, your ability to resell your shares of our common stock and our general reputation among investors could be adversely impacted as the OTCBB is considered to be a less efficient market. Furthermore, our ability to raise additional capital, and therefore our ability to pursue our business objectives, may be adversely affected if our common stock was delisted from Nasdaq.

If we are classified as an investment company, we could be subject to restrictive and costly regulation.

The interests that we hold in VoIP, Cross Country, SeaView and PAA represent a significant portion of our assets. Because of our substantial investment in these companies, and because of any future investments in other companies, it is possible that we could be classified as an “investment company” under the Investment Company Act of 1940. As a result of the Sale to VoIP, we are currently relying on an exemption from the Investment Company Act for transient investment companies. However, we can only rely on that exemption for one year in any three-year period. Our intention is to become engaged primarily in a business other than investing in “investment securities” for purposes of the Investment Company Act by the end of that one-year period, but we cannot assure you that we will be successful. The Investment Company Act and the rules and regulations promulgated under the act are extremely restrictive. Compliance with the Investment Company Act would be very costly, and it could be difficult for us to execute our business plan if we were subject to its requirements.

We operate in a highly competitive market for investment opportunities.

A number of entities will compete with us for acquisitions of, and investments in, small and middle market companies. We will compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of acquisitions and investments and establish more relationships than us. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive opportunities to obtain controlled companies and minority investments from time to time, and we can offer no assurance that we will be able to identify and make acquisitions and investments that are consistent with our objectives. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we match our competitors’ pricing, terms, and structure, we may experience a decreased return on our controlled companies and minority investments.

We do not expect to pay cash dividends on our common stock.

We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. Rather, we intend to retain earnings and increase capital in furtherance of our overall business objectives.

A single director of our company owns approximately 38.0% of our outstanding common stock and all of our officers and directors together beneficially own approximately 48.3% of our outstanding common stock

B. Michael Adler, a director of our company and our former chief executive officer, currently is the beneficial owner of 2,621,478 shares of our common stock, which represents approximately 38.0% of the outstanding shares of our common stock. As a result, Mr. Adler has the ability, to a significant extent, to affect the outcome of all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our directors and our ability to be acquired and other significant corporate transactions.

Collectively, including Mr. Adler, all of our officers and directors beneficially own 4,167,847 shares of our common stock, which represents 48.3% of our outstanding common stock. Accordingly, our officers and directors collectively have the ability to a significant extent to affect the outcome of all matters required to be submitted to our stockholders.

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

We require substantial capital to fund our business. Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors. We need to raise additional funds if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations. WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the internal controls over financial reporting for the Company’s investment in Park Ave. Assoc. LLC (“PAA”) and certain other financial reporting matters, described below, the Company’s internal controls were not effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

During, and shortly following, the fiscal quarter ended December 31, 2005, we experienced significant losses from our investment in PAA as a result of actions committed by its chief executive officer and from our investment in CCCP. Management identified these actions, which we believe were improper, within weeks after year-end and determined that they reflected a material weakness in internal controls over the review of appropriate documents to support certain transactions. Additionally, management identified certain insufficient controls over the accounting for certain assets and gains and the preparation of financial statements. These weaknesses are expected to be corrected through additional staffing and training.

During and after the first quarter of 2006, the Company took a number of corrective actions to address the material weaknesses discussed above, including the termination of the former chief executive office of PAA and the appointment of an interim chief executive officer and interim chief financial officer. Additionally, during the first quarter, the Company has undertaken the internal hiring of additional accounting professionals and retained the services of accounting and tax consultants. The Company believes that adequate steps have been taken by management to reduce the risk of ineffective disclosure controls and procedures, including controls surrounding investments, on a going-forward basis.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

WQN has adopted a Code of Ethics and Business Conduct that applies to directors, officers and employees, including WQN’s principal executive officer, principal financial officer and principal accounting officer. WQN’s Code of Ethics and Business Conduct can be obtained free of charge by contacting the company at 212-774-3656. Changes to and waivers granted with respect to WQN’s Code of Ethics and Business Conduct related to officers identified above, and other executive officers and directors of WQN that we are required to disclose pursuant to applicable rules and regulations of the SEC will be posted on our website at http://www.wqn.com.

The following table provides information as of May 30, 2006, with respect to our directors:

Name	Age	Position	Served as Executive Officer or Director Since

Robert A. Farmer (1) (2) (3)	67	Chairman of the Board, Director	2000

Scott W. Harman	43	Chief Executive Officer, Director	2005

David S. Montoya	41	Chief Financial Officer, Director	2005

B. Michael Adler	58	Director	1996

E. Denton Jones (1)(3)	54	Director	1999

Elizabeth H. Buchler (1) (2) (3)	56	Director	2000

Hal H. Bibee (2) (3)	53	Director	2004

Charles P. Miller	45	Director	2006

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating Committee.

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

Scott W. Hartman has been our Chief Executive Officer since October 2005. Prior to joining WQN Inc., Scott Hartman co-founded SeaView Mezzanine Fund, LP in 2002. Mr. Hartman previously co-founded and acted as Managing Director of Unique Partners, a LBO firm located in Southern California. Prior to co-founding Unique, Mr. Hartman was CEO of Nucor World Industries, a privately held investment firm that specialized in acquiring and managing small businesses. Prior to Nucor, Mr. Hartman served as Vice President of Business Development for City National Bank. Additionally, Mr. Hartman is a past Chairman of Hawker Pacific Aerospace, a publicly traded company, and led the company through the initial public offering process. Mr. Hartman has acted as CEO/President of six different companies in the manufacturing and business service industries. Mr. Hartman sits on the Board of Directors for Southern Africa Enterprise Development Fund (SAEDF) and Unity International Group.

David S. Montoya has served as our Chief Financial Officer since October 2005. Prior to joining WQN, Inc., Mr. Montoya was a partner in SeaView Capital, LLC from 2001and co-founded SeaView Mezzanine Fund, LP in 2002. Prior to joining SeaView, he served as a principal at Silicon Alley Venture Partners (“SAVP”), a venture capital fund in New York City. Prior to joining SAVP, Mr. Montoya was the Director of Investments and Finance at the New York City Investment Fund ("NYCIF"), a private investment fund created by Henry Kravis and Jerry Speyer. Prior to joining NYCIF, he was an attorney specializing in mergers and acquisitions at Skadden, Arps, Slate, Meagher and Flom LLP, the owner of an investment advisory firm, and an accountant at Ernst & Young LLP, working in the financial services audit group and the M&A tax group. Mr. Montoya has more than fifteen years and $15 billion of investment and transactional experience that includes working with a diverse group of portfolio companies such as Cosential, Right Track Recording, StarMedia and TheStreet.com. Mr. Montoya received his undergraduate degree in Finance from St. John's University, his MBA from Columbia University Graduate School of Business and his JD from New York University School of Law. Mr. Montoya is also a CPA.

B. Michael Adler is the founder of WQN and was our Chairman of the Board from our inception in 1996 through March 2004. Mr. Adler served as our Chief Executive Officer and President from March 2004 until October 2005. Mr. Adler also served as our Chief Executive Officer from 1996 to 2001. Mr. Adler was a director of Intellicall, Inc., a publicly traded public access communications company, until its merger with Wireless WebConnect!, Inc. on March 30, 2001. Mr. Adler founded Intellicall in 1984 and served as Chairman or Vice Chairman of the Board from its inception until November 1993. From November 1993 until July 1999, Mr. Adler was the Chairman of the Board of The Payphone Company Limited, a company that installs and owns a wireless pay phone network in Sri Lanka. For approximately the last eight years, he has been the Chief Executive Officer of Eagle Venture Capital, LLC, a Delaware limited liability company, formerly known as WorldQuest Networks, LLC and he was Chief Executive Officer of VoIP, Inc. until May 2006.

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

Hal H. Bibee has been our chairman of the audit committee since October 2004. He has been involved with telecommunications since 1984. Since 2003, Mr. Bibee has been Chief Financial Officer and partner of Parkway Properties, which develops and operates state-of-the art storage facilities. In 2000, he became chief executive officer of INTELLICAD, LLC, an engineering, design, drafting, and consulting telecommunications firm that specializes in the design of hybrid fiber/coax and fiber to the unit telecommunications systems. In 1998, Mr. Bibee became a general partner of ASETZ, a diversified real estate development and investment company. Additionally, in 1998 he served as Chief Executive Officer for FiberLink, LLC, an engineering, construction, and consulting telecommunications firm that specializes in constructing telecommunications systems to compete with existing CATV providers. From 1995 to 2000, Mr. Bibee was Chief Executive Officer of Better Choice TV, Inc., which was formed to pursue the acquisition and development of wireless telecommunications systems. He has been a director of WQN since October 2004 and he was President of VoIP, Inc. until May 2006.

Charles P. Miller has been a partner in the law firm of Patton Boggs LLP since 1997. He is currently the chairman of the business department for the firm. Mr. Miller concentrates his practice in financial institutions, mergers and acquisitions, project finance, public and private telecommunications and technology companies. From 1995-1997 Mr. Miller was a partner in the law firm of Scher & Miller LLP in Dallas, Texas. From 1990 -1994, Mr. Miller was the general counsel and executive vice president of a publicly traded telecommunications company headquartered in Dallas, Texas. Mr. Miller graduated from West Virginia University College of Law, J.D., Order of the Coif, in 1986 and from West Virginia University, B.A., cum laude, in 1983. He has been a director of WQN since January 2006.

Board of Directors and Committees of the Board

  Our Board of Directors has a Compensation Committee, an Audit Committee and a Nominating Committee. During 2005, the Board of Directors held 9 meetings, the Audit Committee held 11 meetings, the Compensation Committee held 1 meeting and the Nominating Committee held 1 meeting. No director attended fewer than 75% percent of the meetings held by the Board or the committees on which he or she served during the 2005 fiscal year.

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

Director Compensation. We pay our directors annual compensation of $35,000 for their services. We pay our Chairman of the Board and Chairman of the Audit Committee annual compensation of $60,000 for their services. In addition, directors receive a fee of $1,000 for each meeting attended. Directors attending any committee meeting receive an additional fee of $1,000 for each committee meeting attended, unless the committee meeting is held on the day of a meeting of the Board of Directors, in which case they receive no additional compensation for attending the committee meeting. Directors are also reimbursed for reasonable costs and expenses incurred for attending any director or committee meetings. Each new director will be granted options to purchase 25,000 shares of common stock under our stock option plans concurrently with his or her initial election to the Board. Each director shall automatically receive an option to purchase up to 35,000 shares following each annual meeting of the stockholders of the Company, if immediately after such meeting, he or she will continue to serve on the Board and has served on the Board for at least the preceding six months.

Communications with Directors

The Board maintains a process for stockholders to communicate with the Board of Directors or any Board member. Stockholders who desire to communicate with the Board should send any communication to the Company’s Secretary, c/o WQN, Inc., 509 Madison Avenue, Suite 1510, New York, NY 10022. Any communication must state the number of shares of Common Stock beneficially owned by the stockholder making the communication. The Secretary will forward such communication to the full Board of Directors or to any individual director or directors to whom the communication is directed, unless the communication is threatening or illegal, uses inappropriate expletive language or is similarly inappropriate, in which case the Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), or upon written representations received by us, we are not aware of any failure by any officer, director or beneficial owner of more than 10% of our common stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to 2005, other than nine Form 4 reports covering a total of 19 transactions which were filed late by Mr. Adler.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each executive officer who had an annual salary and bonus during fiscal 2005 exceeding $100,000. We refer to these individuals collectively as the Named Executive Officers.

					Long Term
	Annual Compensation				Compensation
				Other	Securities	Payouts and
				Annual	Underlying	All Other
Name and principal position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options	Compensation ($)
Scott W. Hartman (1)	2005	1	—	—	255,000	—
CEO, Director

B. Michael Adler	2005	175,288	—	—	—	—
Director, Secretary	2004	175,000	125,000	—	—	—
	2003	175,000	—	—	—	—

Victor E. Grijalva (2)	2005	100,177	—	—	—	—
VP, CFO, Secretary and	2004	150,000	75,000	—	75,000	—
Treasurer	2003	150,000	—	—	—	—

(1) Mr. Hartman joined the company on October 5, 2005.
(2) Mr. Grijalva resigned from the company on July 1, 2005.

Employment Agreements

WQN has entered into an employment agreement (the “Hartman Employment Agreement”), effective October 5, 2005 following the completion of the sale of the Voice-Over-Internet Protocol business of WQN, with Scott W. Hartman (“Hartman”) to serve as our Chief Executive Officer for a term of three years. We granted Mr. Hartman a 10-year stock option to purchase 220,000 shares of our common stock under our 2001 Stock Option Plan. One-third of the stock options have vested on the effective date of the Hartman Employment Agreement and one-third on each of the first and second anniversary of the effective date.

WQN has entered into an employment agreement (the “Montoya Employment Agreement”) with David S. Montoya (“Montoya”) to serve as our Chief Financial Officer for a term of three years. We granted Mr. Montoya a 10-year stock option to purchase 220,000 shares of our common stock under our 2001 Stock Option Plan. One-third of the stock options will vest on the effective date of the Montoya Employment Agreement and one-third on each of the first and second anniversary of the effective date

Management Agreement

WQN has entered into a definitive management agreement (the “Management Agreement”), effective October 5, 2005, with WQN Management Group, LLC (“Advisors”), a newly formed Delaware limited liability company in which Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya have a direct material interest, pursuant to which Advisors will provide us with office facilities and day-to-day management services. We will pay management fees to Advisors based on a percentage of our assets plus incentive fees based on a percentage of our investment income and capital gains. The term of the Management Agreement is ten years.

 Option Grants

The following table provides certain summary information concerning shares of common stock represented by stock options granted to each of the Named Directors during fiscal year 2005.

		Percentage of Total
	Number of Securities	Options Granted to	Exercise	Expiration
	Underlying Options	Employees in Fiscal Year	Price	Date

B. Michael Adler	35,000	3.6%	1.88	10/2015

Scott W. Hartman	220,000	22.7%	1.41	08/2015
	35,000	3.6%	1.88	10/2015

Victor E. Grijalva (1)	—	—

(1) Mr. Grijalva resigned from the company on July 1, 2005

Fiscal Year-End Option Values

The following table provides information concerning the shares of common stock represented by outstanding stock options held by each of the Named Executive Officers on December 31, 2005. No options were exercised by the Named Executive Officers during 2005.

Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at		Shares
	December 31, 2005		December 31, 2005 (1)		Acquired on	Value
	Exercisable	Unexercisable	Exercisable	Unexercisable	Exercise	Realized
B. Michael Adler	31,667	23,333	$—	$—

Scott W. Hartman	85,000	170,000	13,933	27,867

Victor E. Grijalva (1)	—	—	—	—

(1) Mr. Grijalva resigned from the company on July 1, 2005

(1)	Value is based on the closing sales price of $1.60 per share on December 31, 2005, the last trading day in 2005.

ITEM 11. PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides certain information regarding the ownership of our common stock as of March 31, 2006, by each stockholder known to us to own beneficially more than five percent of our outstanding common stock, each current director and nominee, and all directors and nominees as a group, based on information provided to us by such persons. Except as otherwise stated, each such person has sole investment and voting power with respect to the shares set forth in the table. The address for all our Directors is 14911 Quorum Drive, Suite 140, Dallas, Texas 75254.

Eagle Venture Capital, LLC is the record and beneficial owner of 2,456,478 shares. B. Michael Adler owns a controlling interest in Eagle Venture and is deemed to beneficially own these shares. The share ownership for Mr. Adler also includes vested options to purchase 11,667 shares, unvested options to purchase 23,333 shares and 100,000 shares owned by Adler Family Trust. World Quest Communications, Inc. is the record and beneficial owner of 300,000 shares. WorldQuest Communications, Inc. is owned 100% by the E. Denton Jones Family Trust and E. Denton Jones is deemed to beneficially own these shares. The ownership for Mr. Jones also reflects 1,000 shares owned by a company with respect to which he shares investment and dispositive power, as well as a vested option to purchase 56,666 shares and unvested options to purchase 93,334 shares. The share ownership for Robert A. Farmer includes vested options to purchase 64,999 shares and unvested options to purchase 110,667 shares. Elizabeth H. Buchler’s beneficial ownership includes vested options to purchase 50,000 shares, unvested options to purchase 30,000 shares, vested options to purchase 30,000 shares from Eagle Venture and 5,000 shares owned by Ms. Buchler’s spouse. Hal H. Bibee’s beneficial ownership includes vested options to purchase 51,337 shares and unvested options to purchase 103,333 shares. Scott W. Hartman’s beneficial ownership includes vested options to purchase 85,000 shares and unvested options to purchase 170,000 shares. David Montoya’s beneficial ownership includes vested options to purchase 85,000 shares and unvested options to purchase 170,000 shares. Charles P. Miller’s beneficial ownership includes vested options to purchase 11,667 shares and unvested options to purchase 23,333 shares.

		Shares
		beneficially	Percentage of
Name		owned	shares owned

Scott W. Hartman	Director, CEO	255,000	1.22%

David S. Montoya	Director, CFO	255,000	1.22%

B. Michael Adler	Director	2,591,478	37.27%

E. Denton Jones	Director	451,000	5.16%

Robert A. Farmer	Director	226,500	1.68%

Elizabeth H. Buchler	Director	116,369	1.25%

Hal H. Bibee	Director	155,000	*

Charles P. Miller	Director	35,000	*

Lloyd Miller		789,755	11.48%

All executive officers and Directors as a group (8)		4,085,347	46.09%

*	Less than 1%

Summary of Equity Compensation Plan

Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the last fiscal year.

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining
	Securities To Be	Weighted	Available For
	Issued Upon	Average Exercise	Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders	1,602,489	$2.90	647,511

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s founder and former Chief Executive Officer holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of December 31, 2005.

On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has an approximately 28% limited partnership interest in SeaView. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView.

In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. (“Cross Country”), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. WQN has an approximately 82% limited partnership interest in Cross Country. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Among other investments, Cross Country has substantial investments in VoIP and PAA.

On May 17, 2006, WQN and PAA (PAA collectively with WQN, the “WQN Parties”) entered into an agreement (the “Cross Country Agreement”), with E. Denton Jones (“Jones”) and Cross Country Capital Partners LP (“Cross Country”) (Jones and Cross Country are collectively referred to as the “Jones Parties”). Pursuant to the Cross Country Agreement, WQN completely withdrew its investment in Cross Country Capital Partners, LP. Cross Country will transfer to WQN as the return of its capital (“Return of Capital”), the sum of two million eight hundred fifty thousand dollars ($2,850,000). The Return of Capital shall be made to WQN in the following manner: (i) by the payment on the earlier of the closing of the Enabling Mortgages (as defined in the Cross Country Agreement) and August 16, 2006, of the sum of $200,000 in cash; and (ii) by the transfer within ten (10) business days of date of the Cross Country Agreement, of restricted shares of VOIP, Inc. common stock (the “Stock”); the number of shares of the Stock shall be equal to the quotient whereby (i) the numerator is $2,650,000 and (ii) the denominator is the volume weighted average price of the Stock for the five (5) trading days preceding the date of the Cross Country Agreement. The terms of the Cross Country Agreement also provide that the parties enter into general releases with each other. E. Denton Jones is a director of WQN.

We entered into a management agreement with WQNI Management Group LLC (f/k/a WQNI Capital Advisors, LLC) (“WQNI Management”) in October 2005. WQNI Management is a Delaware limited liability company formed solely for the purpose of providing management services to us. Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya, who are four of our directors and certain of our officers, comprise all of the managing members of WQNI Management. Each of them, or their affiliates, own 25% of WQNI Management. The material elements of our management agreement are summarized below. The statements that follow are subject to and qualified in their entirety by reference to all of the provisions of the management agreement, a form of which has been incorporated by reference as an exhibit to this Form 10-KSB.

The management agreement defines our manager’s duties and responsibilities as follows: (i) to provide us with suitable experienced professionals to enable us to conduct our operations; (ii) to provide us an office facility within the New York City metropolitan area to enable us to conduct our business operations, including furnishing such office with office equipment (including computers and software) and furniture suitable to enable us to conduct our business operations and all janitorial service, utility service, local and long distance telephone, high speed internet connections and fax service, and other similar services necessary to the conduct of such operations; and (iii) to seek suitable investment opportunities and manage our investment policy; perform our day-to-day investment and business operations; provide investment advice; and prepare and disseminate all necessary reports and financial statements to our management and board of directors.

Without the written approval of our board of directors, WQNI Management shall not commit, or enter into any agreement, on our behalf with respect to: (i) the incurrence any indebtedness for borrowed money; (ii) any investment by us, other than the investment of cash in short-term permitted investments in the ordinary course of business; or (iii) any other material contract.

WQNI Management is responsible for the payment of: (i) the compensation of all employees of WQNI Management; and (ii) the costs of providing services under the management agreement to us, except for those expenses described below, including office expenses, travel, business development, office and equipment rental, bookkeeping and the development, underwriting, due diligence, investigation and monitoring of investments. We pay all of our other expenses directly, including our legal fees, audit expenses, directors and officers insurance, other expenses related to being a public company and direct transaction expenses.

In consideration for the services provided to us by WQNI Management, we have agreed to pay to WQNI Management the following consideration: (i) one-half of one percent (.5%) of Total Assets (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements at the end of the fiscal quarter immediately preceding the payment date (the “Base Management Fee”); and (ii) an incentive fee equal to 20% of the excess, if any, of our Net Investment Income (as defined below) for each of our fiscal quarters that exceeds the Priority Return (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements determined in accordance with generally accepted accounting principles, consistently applied, at the end of the fiscal quarter immediately preceding the payment date (the “Incentive Fee”); and (iii) an incentive fee (“Capital Gains Fee”) equal to 20% of our net Realized Capital Gains (Realized Capital Gains (as defined below) less Realized Capital Losses (as defined below)) on a cumulative basis for each of our fiscal years following October 11, 2005, minus any Unrealized Capital Depreciation (as defined below) at the end of such fiscal year and minus the aggregate amount of all Capital Gains Fees paid to WQNI Management in our prior fiscal years, payable on April 15 of each year based on our audited financial statements for our prior fiscal year; provided, however, that no Capital Gains Fees shall be paid to WQNI Management with respect to our investment in Seaview.

As used herein, the following terms have the following meanings: (i) “Total Assets” means the amount of our gross assets as set forth on our applicable financial statements at the end of the fiscal quarter immediately preceding the payment date, as determined in accordance with generally accepted accounting principles, consistently applied; provided, however, that in computing Total Assets the gross book value with respect to our investment in Seaview shall be excluded from the calculation of Total Assets; (ii) “Net Investment Income” shall mean our interest income, dividend income, and any other income (including any other fees such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies or investments) which are collected during the fiscal quarter of our company; minus our operating expenses for the fiscal quarter (including the Base Management Fee and any interest expense, but excluding the Incentive Fee and the Capital Gains Fee); provided, however, that any Net Investment Income with respect to the our investment in Seaview shall be excluded from the calculation of Net Investment Income. Net Investment Income does not include Realized Capital Gains, Realized Capital Losses or Unrealized Capital Depreciation; (iii) “Priority Return” means a rate equal to 1.5% (6% annualized) of the our Total Assets; (iv) “Realized Capital Gains” on each of our investments will be calculated as the excess of the net amount realized from the sale or other disposition of such investment over the original cost of the investment (less any Unrealized Capital Depreciation with respect to such investment which was deducted with respect to the payment of any Capital Gains Fees in any prior fiscal year); (v) “Realized Capital Losses” on each of our investments will be calculated as the amount by which the net amount realized from the sale or other disposition of such investment is less than the original cost of such investment; and (vi) “Unrealized Capital Depreciation” on each of our investments will be calculated as the amount by which the original cost of such investment exceeds the fair value of such investment as of the end of a fiscal year of the Company.

The management agreement has a ten year term and is scheduled to expire on October 11, 2015. We may not terminate the management agreement earlier except upon the occurrence of any of the following events: (i) our total assets (as defined in the management agreement) for two consecutive fiscal quarters are not at least equal to 60% of our total assets on October 11, 2005; (ii) E. Denton Jones, B. Michael Adler, David S. Montoya or Scott W. Hartman withdraw as members of the management company, other than as a result of death or disability; or (iii) either Mr. Hartman or Mr. Montoya voluntarily terminates their employment with us.

Upon the occurrence of any such triggering event, we may terminate the management agreement upon written notice to WQNI Management within 30 days following the occurrence of such event.

In addition, either we or WQNI Management may terminate the management agreement upon written notice to the breaching party following the occurrence of a material breach of the management agreement by the other party if either: (i) the material breach relates to the failure to pay amounts due under the management agreement and such breach continues unremedied for 10 days after notice; or (ii) the other party materially breaches the terms of the management agreement and such breach continues unremedied for 30 days after notice.

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

3.2	Bylaws of WorldQuest, filed as Exhibit 3.2 to the Prior Registration Statement, and incorporated herein by this reference.
10.1	Subscription Agreement of SeaView Mezzanine Fund L.P., filed as Exhibit 10.1 to WQN’s Current Report on Form 8-K dated July 1, 2005
10.2
SeaView Mezzanine Fund L.P. Agreement of Limited Partnership, dated as of December 8, 2004 (exhibits omitted), filed as Exhibit 10.2 to WQN’s Current Report on Form 8-K dated July 1, 2005. Portions of this agreement have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

10.3
Asset Purchase Agreement by and among WQN, Inc., VoIP, Inc., and VoIP Acquisition Company, Inc., dated as of August 3, 2005 (Exhibits Omitted), filed as Exhibit 10.1 to WQN’s Current Report on Form 8-K dated August 9, 2005.

10.4	$1,000,000 Promissory Note executed by VoIP, Inc. in favor of WQN, Inc., dated as of August 3, 2005, filed as Exhibit 10.2 to WQN’s Current Report on Form 8-K dated August 9, 2005.
10.5	Common Stock Purchase Warrant to acquire 625,000 of common stock of VoIP, Inc., executed by VoIP, Inc., filed as Exhibit 10.3 to WQN’s Current Report on Form 8-K dated August 9, 2005.
10.6	Security Agreement between VoIP, Inc. and WQN, Inc. dated as of August 3, 2005, filed as Exhibit 10.4 to WQN’s Current Report on Form 8-K dated August 9, 2005.
10.7	Employment Agreement dated as of August 25, 2005 by and between WQN, Inc. and Scott W. Hartman, filed as Exhibit 10.1 to WQN’s Current Report on Form 8-K/A dated August 26, 2005.
10.8	Employment Agreement dated as of August 25, 2005 by and between WQN, Inc. and David S. Montoya, filed as Exhibit 10.2 to WQN’s Current Report on Form 8-K/A dated August 26, 2005.
10.9
Management Agreement dated August 25, 2005 by and between WQNI Management Group LLC (f/k/a WQNI Capital Advisors, LLC) and WQN, Inc., filed as Exhibit 10.3 to WQN’s Current Report on Form 8-K/A dated August 26, 2005.

10.10	Park Ave. Assoc. LLC Securities Purchase Agreement dated as of October 31, 2005, filed as Exhibit 10.1 to WQN’s Current Report on Form 8-K dated November 4, 2005.
10.11	Operating Agreement of Park Ave. Assoc. LLC dated as of October 31, 2005, filed as Exhibit 10.2 to WQN’s Current Report on Form 8-K dated November 4, 2005.
10.12	Operating Agreement of Park Ave. Assoc. Management LLC dated as of October 31, 2005, filed as Exhibit 10.3 to WQN’s Current Report on Form 8-K dated November 4, 2005.
10.13	Management Agreement dated October 31, 2005 by and between Park Ave. Assoc. Management LLC and Park Ave. Assoc. LLC, filed as Exhibit 10.4 to WQN’s Current Report on Form 8-K dated November 4, 2005.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years 2005 and 2004 for professional services rendered by Grant Thornton LLP, the Company’s principal accountant for the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB for the fiscal years then ended, including fees for services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements for each such fiscal year, were approximately $230,000 and $97,000, respectively.

Audit-Related Fees

Grant Thornton LLP billed the Company any fees for assurance and related services, which are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in under the caption “Audit Fees” above, in fiscal year 2005 of $0 and in fiscal year 2004 of $11,000.

Tax Fees

The aggregate fees billed for each of the fiscal years 2005 and 2004 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning were $15,000 and $11,000, respectively. These fees consisted of tax compliance services and tax advice provided to the Company in connection with the preparation of its tax returns.

All Other Fees

The aggregate fees billed for each of the fiscal years 2005 and 2004 for products and services provided by Grant Thornton LLP, other than fees reported under the categories above, were $0 in both years.

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

WQN, INC.

May 30, 2006	/s/ Scott W. Hartman
Scott W. Hartman
President and Chief Executive Officer
(Principal Executive Officer)

May 30, 2006	/s/ David S. Montoya
David S. Montoya
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

May 30, 2006	/s/ B. Michael Adler
B. Michael Adler
Director

May 30, 2006	/s/ E. Denton Jones
E. Denton Jones
Director

May 30, 2006	/s/ Elizabeth H. Buchler
Elizabeth H. Buchler
Director

May 30, 2006	/s/ Hal H. Bibee
Hal H. Bibee
Director

May 30, 2006	/s/ Robert A. Farmer
Robert A. Farmer
Director (Chairman of the Board)

May 30, 2006	/s/ Charles P. Miller
Charles P. Miller
Director

May 30, 2006	/s/ Scott W. Hartman
Scott W. Hartman
Director

May 30, 2006	/s/ David S. Montoya
David S. Montoya
Director

WQN, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
WQN, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WQN, Inc. (a Delaware corporation, formerly known as WorldQuest Networks, Inc.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WQN, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
May 30, 2006

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,580,000 in 2005	$3,847,732	$9,942,280
Notes receivable	204,167	2,408,679
Receivables from settlements	2,145,914	—
Other receivable	81,603	—

Total current assets	6,279,416	12,350,959

Property and equipment, net	9,708	12,941
Investments:
Investment in Cross Country Capital, LP	1,854,086	2,944,243
Investment in SeaView Capital, LP	1,592,635	—
Investment in VoIP Inc. - common stock	8,842,500	—
Convertible Note Receivable - VoIP Inc.	3,700,000	—
Note Receivable - Other	—	204,167
Assets of discontinued operations	—	3,237,662
Total assets	$22,278,345	$18,749,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,121	$—
Accrued expenses	410,857	71,797
Short term debt	3,580,000	—
Liabilities of Discontinued Operations	—	2,611,838
Total current liabilities	4,060,978	2,683,635

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,878,062 at December 31, 2005 and — 6,830,062 at December 31, 2004	68,781	68,301
Additional capital	43,201,959	43,180,859
Accumulated other comprehensive income	1,849,500	—
Accumulated deficit	(26,902,873)	(27,182,823)
Total stockholders’ equity	18,217,367	16,066,337
Total liabilities and stockholders’ equity	$22,278,345	$18,749,972

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004
Operating expenses:
Selling, general and administrative	810,992	1,209,286
Depreciation and amortization	3,233

Total operating expenses	814,225	1,209,286

Operating loss	(814,225)	(1,209,286)

Interest income	236,010	292,709
Interest expense	(30,381)	(5,000)

Equity in loss from SeaView Capital, LP. investment	(707,365)	—
Equity in loss from Park Ave. Assoc. LP. investment	(2,577,001)	—
Equity in (loss)/gain from Cross Country Capital, LP. investment	55,757	(55,757)

Loss from continuing operations before tax benefit	(3,837,205)	(977,334)
Income tax benefit	1,534,882	—
Loss from continuing operations	(2,302,323)	(977,334)
Income/(loss) from discontinued operations (2005: net of tax $1,534,882)	2,582,273	(2,196,637)

Net income/(loss)	$279,950	$(3,173,971)

Loss per share - basic and diluted:
Continuing operations	$(0.34)	$(0.15)
Discontinued operations	0.38	(0.33)

Income/(loss) per share	$0.04	$(0.48)

Weighted-average common shares outstanding - basic and diluted	6,868,462	6,642,005

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
			Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at January 1, 2003	6,386,199	$63,862	$41,994,594	$—	$(24,008,852)	$18,049,604
Issuance of warrants			76,000			76,000
Exercise of stock options	443,863	4,439	1,110,265			1,114,704
Net loss					(3,173,971)	(3,173,971)

Balance at December 31, 2004	6,830,062	68,301	43,180,859	—	(27,182,823)	16,066,337
Exercise of stock options	48,000	480	21,100			21,580
Accumulated other comprehensive income				1,849,500		1,849,500
Net income					279,950	279,950
Comprehensive income						2,129,450

Balance at December 31, 2005	6,878,062	$68,781	$43,201,959	$1,849,500	$(26,902,873)	$18,217,367

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004
Operating Activities
Net income/(loss)	$279,950	$(3,173,971)

Adjustments to reconcile net loss to net cash used in operating activities:
(Income) / loss from discontinued operations	(2, 582,273)	2,196,637
Non-cash tax benefit	(1,534,882)	—
Depreciation and amortization	3,233	—
Loss in investments in partnerships	3,228,608	55,757
Changes in operating assets and liabilities:
Other receivables	(81,603)	—
Accounts payable and accrued expenses	409,181	—

Net cash used in continuing operations	(277,784)	(921,577)
Net cash used in discontinued operations	(4,561,363)	(3, 309,992)

Net cash used in operating activities	(4,839,149)	(4,231,569)

Investing Activities
Purchase of partnership interests	(5,877,000)	(3,000,000)
Payments received on note from sale of subsidiary	2,408,679	145,833
Net cash used in continuing operations	(3,468,321)	(2,854,167)
Net cash used in discontinued operations	(1,388,658)	(2,018,508)

Net cash used in investing activities	(4,856,979)	(4,872,675)

Financing Activities
Proceeds from exercise of stock options	21,580	1,114,704
Borrowings from short term debt	3,580,000	—

Net cash provided by continuing operations	3,601,580	1,114,704
Net cash provided by discontinued operations	—	—

Net cash provided by financing activities	3,601,580	1,114,704

Decrease in cash and cash equivalents	(6,094,548)	(7,989,540)
Cash and cash equivalents at beginning of year	9,942,280	17, 931,820

Cash and cash equivalents at end of year	$3,847,732	$9,942,280

Supplemental Disclosures of Cash Flow Information:
Interest paid	30,381	4,538
Income taxes paid	$-0-	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005 and 2004

1. Organization and Description of Business

WQN Inc. (“WQN,” “Company” or “Registrant”) is a diversified financial services company whose goal is to be the financial partner of choice for small businesses. Our strategy is to provide capital and offer an array of financial services/products to businesses in the small business sector. Our primary lines of business are asset management and finance. We anticipate expanding our lines of business to include service offerings, such as consulting and insurance, to small businesses. WQN’s corporate headquarters moved after the VoIP Inc. sale transaction and we are now located in New York, NY. WQN’s operating businesses in which it invests are managed on both a centralized and decentralized basis. WQN’s corporate headquarters is involved in overseeing general and administrative activities, capital allocation and strategic direction, with some lesser involvement in the day-to-day business activities of the operating businesses.

We need to raise additional funds if, for example, we pursue business acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related securities or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms or at all. We believe our available investments will provide sufficient liquidity in the event we do not raise funds during 2006 to fulfill our current obligations. Our remaining obligations for 2006 would require approximately $2,000,000 to fund and we will meet these obligations through the following:

•
On May 23 2006 we received a $1,000,000 payment following the release of the Eastern District Funds (see Item 3- “Legal Proceedings”). We have cash of approximately $500,000 as of May 30, 2006. Additionally we received $1,000,000 in notes receivable in the settlement which are payable to us over an 18 month period, which for accounting purposes at December 31, 2005 we have provided a valuation allowance.

•
We have 1,750,000 shares of VoIP at May 30, 2006 and will receive additional VoIP shares valued at $2.65 million from the settlement with CCCP in July 2006. Although these shares are not registered as of May 30, 2006 we can sell those shares to other investors in a private transaction to generate cash if necessary. WQN has received an offer to purchase its VoIP shares in a private transaction for an amount that should provide sufficient liquidity to pay its obligations in 2006.

WQN’s largest obligation is its commitment to fund an additional $7,700,000 in SeaView Mezzanine Fund L.P. (“SeaView”), a private equity limited partnership that is operated by the principal officers of WQN. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

Following the sale of its Voice-Over-Internet Protocol business in October of 2005, WQN has been repositioning its operations to focus on asset management and finance. We anticipate expanding our lines of business to include service offerings, such as consulting and insurance, to small businesses.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and joint ventures in which the Company owns a controlling interest. Limited partner interests in partnerships and their affiliates and investments in 20 -50% owned companies are accounted for on the equity method. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Due to the discontinuation of the former operations of WQN, the results of operations for 2005 and 2004 relating to the former operations have been presented as discontinued operations.

Cash Equivalents

Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of three months or less.

Income Taxes

  Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws. Deferred tax assets are recognized when it is more likely than not that the assets will be realized. Because of the Company’s uncertainty regarding future profitability, a valuation allowance is provided for any deferred tax asset.

Investments in Partnerships

  The Company’s investment in Cross Country Capital Partners LP and its investment in SeaView Mezzanine Fund, LP are accounted for using the equity method of accounting. The Company’s share of income and losses are included in income (loss) from the partnership investment. The Company can redeem its investment in Cross Country Capital Partners LP partner capital account by giving the partnership 60 days written notice.  The Company can receive a distribution on its SeaView Mezzanine Fund, LP partnership capital account only at the sole discretion of the general partner of SeaView and is obligated to fulfill a commitment to fund an additional $7.7 million to SeaView when that is called by the general partner of SeaView. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations. The underlying partnerships account for their investments at fair value. Securities owned by the partnerships that are traded on national securities exchanges are valued at the average closing price on the valuation date. For investments that are not traded, management of the partnerships determine fair value by taking into account such factors as the investees current and projected financial condition, operating results, subsequent capital funding and various valuation methods. Impairments are recognized when the carrying value of the investments exceed the fair value of the underlying investments in each partnership.

Investments in Common Stock

The Company accounts for its investments in common stock as available for sale securities when its investment is not sufficient to give it significant influence over the operations of the investee. Under this method the assets are adjusted to their fair value on the balance sheet at each reporting period and the corresponding change is recorded as a component of other comprehensive income. The Company’s investments at December 31, 2005 included restricted common stock of VoIP, Inc.

Notes Receivable

Notes receivable represent balances due from third parties related to the sale of WQN’s former wholly-owned subsidiary, buyindiaonline.com, Inc., a bridge loan in connection with a terminated merger with Ntera Holding Inc., and a convertible note receivable from VoIP, Inc. Interest earned on notes receivable is recognized over the term of the note and is included in interest income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for discontinued operations for the years ended December 31, 2005 and 2004 was approximately $193,000 and $467,000, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.”

  Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the years ending December 31, 2005 and 2004 are as follows:

	Year ended December 31,
	2005	2004
Net income/(loss) as reported	$279,950	$(3,173,971)
Pro forma stock-based employee compensation	(462,898)	(202,499)
Pro forma net loss	$(182,948)	$(3,376,470)

Net loss per share:
As reported - basic and diluted	$0.04	$(0.48)
Pro forma - basic and diluted	$(0.03)	$(0.51)

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the December 31, 2005 calculation were as follows: risk free interest rate of 4.0%, dividend yield of zero, volatility factor of 1.1 and average expected life of 4 years. The weighted average assumptions used in the December 31, 2004 calculation were as follows: risk free interest rate of 3.5%, dividend yield of zero, volatility factor of 1.1, and average expected life of 4 years. The options granted during 2005 and 2004 had a weighted average fair value of $1.43 and $1.50 per share, respectively.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006. This standard sets forth the revised rules for the accounting treatment of employee stock options and other share-based payments. SFAS 123(R) requires the adoption of a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense. The Company will use the modified prospective method for adoption of SFAS 123R and expects unvested options outstanding at December 31, 2005 to result in compensation expense of $462,898 for each of the years ended 2006 and 2007.

Net Income / Loss per Share

     Basic and diluted net income/loss per share is computed using the Company’s net income/loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 970,000 and 1,267,759 shares of the Company’s common stock for the years ended December 31, 2005 and 2004, respectively, are excluded from the calculation of diluted earnings per share because the Company reported losses from continuing operations in those periods and their effect would be anti-dilutive.

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash equivalents, common stock, notes receivable, accounts payable and short term debt. At December 31, 2005 and 2004, the carrying amount of the Company’s financial instruments approximates their fair values. Management believes the Company’s debt approximates fair value due to its short maturity and its variable interest rate and the Company’s notes receivable approximate fair value because of their short maturities. The fair value of the note receivable from VoIP, Inc. is $4,570,721, based on the value of the VoIP shares into which the note is convertible.

3. Discontinued Operations

On October 5, 2005, WQN completed the sale of its Voice-Over-Internet Protocol business (the “Sale”) to VoIP Acquisition Company, a Delaware corporation (the “Purchaser”), pursuant to the Asset Purchase Agreement, dated as of August 3, 2005, by and among the Company, VoIP, Inc., a Texas corporation (“VOIP”) and the Purchaser (such Asset Purchase Agreement, the “APA”). Pursuant to the APA, the Company received, in connection with the Sale, total consideration of (i) a $3.7 million secured convertible promissory note issued by VoIP, convertible into 3,489,100 shares of common stock of VoIP, Inc. that bears interest at 6% and all interest and principal is due, if the note is not converted, in 2007, (ii) 1,750,000 shares of VoIP’s restricted common stock and (iii) a warrant to purchase 5,000,000 shares of VoIP’s common stock at an exercise price of $0.001 per share, plus the assumption of certain liabilities by VoIP. The Company determined the value of the common stock and warrants received by using the average of the closing price for VoIP, Inc. for the five business days prior to August 3, 2005. The Company would own approximately 14.6% of the existing common stock of VoIP, Inc. if it converted all these securities to common stock and the Company has no rights to appoint members of management but has the right to nominate one person to the board of directors. The Voice-Over-Internet Protocol business comprised all of the Company’s previously recorded revenues and cost of goods sold and consisted of:

	Year ended December 31,
	2005	2004
Revenue	$24,533,741	$15,263,806
Cost of revenue	(23,385,167)	(13,387,986)

Gross profit	1,148,574	1,875,820
Operating expenses	(4,316,782)	(4,072,457)
Gain on sale of assets	7,285,363	—
Tax Expense	(1,534,882)	—

Income (loss) from discontinued operations	$2,582,273	(2,196,637)

The components of assets and liabilities of discontinued operations are as follows:

	Year ended December 31,
	2005	2004
Accounts receivable	$—	$874,219
Prepaid expenses and other current assets	—	806,068
Property and equipment, net	—	584,581
Other assets, net	—	972,794

Assets	$—	$3,237,662

Accounts payable and accrued expenses	$—	$1,866,850
Deferred revenue	—	444,988
Promissory note	—	300,000

Liabilities	$—	$2,611,838

At December 31, 2005 the Company holds the following securities of VoIP, Inc.:

	Cost 10/05/2005	Carrying Value 12/31/2005	Unrealized Gain

1,750,000 restricted stock	$1,813,000	$2,292,500	$479,500
5,000,000 warrants	5,180,000	6,550,000	1,370,000
	$6,993,000	$8,842,500	$1,849,500

4. Investments in partnerships

Investments in partnerships consisted of the following at December 31:

		Carrying Amount
	Profits Interest	2005	2004
SeaView Mezzanine Fund, LP	28%	$1,592,635	$—
Cross Country Capital Partners, LP	66%	1,854,086	2,898,156

		$3,446,721	$2,898,156

We hold interests of at least 20% but do not exercise significant control in either of the above partnerships, as defined in the Financial Accounting Standard Board’s Emerging Issues Task Force 96-16 and 04-5 Consensus. Therefore, we account for our investments in these partnerships using the equity method.

SeaView Mezzanine Fund, LP. On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has an approximate 28% limited partnership interest in SeaView at December 31, 2005. Such partnership ownership varies based on when other partners invest in the partnership. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView. The Company accounts for its limited partnership interest in SeaView Mezzanine Fund LP under the equity method of accounting and for the year ended December 31, 2005 recorded a loss from its investment of $707,365. If the Company does not have adequate funds to meet its remaining commitment to SeaView when called, the Company may be subject to financial penalties, including the loss of its investment in SeaView. WQN and SeaView have executed a standstill agreement whereby SeaView has agreed to not call any of the Company’s capital commitment unless WQN has the ability to pay all of its other obligations.

Cross Country Capital Partners, LP. In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. (“Cross Country”), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. WQN has an approximate 66% limited partnership interest in Cross Country at December 31, 2005. Such partnership ownership varies based on when other partners invest or remove their capital from the partnership. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Among other investments, Cross Country has substantial investments in VoIP, SeaView and PAA (defined below). The Company accounts for its limited partnership interest in Cross Country under the equity method of accounting and for the year ended December 31, 2005 recorded a loss from its investment of $1,090,157 to account for the losses due to investments. Included within the 2005 loss relating to the investment in Cross Country is $46,087 relating to 2004 and $645,000 relating to 2005 arising from financial improprieties involving investments of Cross Country in 2004 and 2005.  These were discovered in 2006 by the current management of WQN. The 2004 results have not been restated due to the immateriality of the amount involved related to 2004. The 2005 loss of $645,000 was recorded in its entirety in the fourth quarter of 2005. However in May 2006 Cross Country agreed to return to WQN its initial $3,000,000 capital contribution which allowed the Company to recognize a recovery of all previous losses on its investment in Cross Country as of December 31, 2005.

Park Ave. Assoc. LLC. Effective October 31, 2005, WQN entered into a Securities Purchase Agreement with Park Ave. Assoc. LLC, a Delaware limited liability company (“PAA”) pursuant to which the registrant subscribed for a 50.9% membership interest in PAA in exchange for the contribution of a capital commitment to PAA of $5.6 million in cash to be funded over time. PAA was established as a real estate development company specializing in the acquisition and development of properties for small business use and for communities designed for the active adult lifestyle. An additional $5.4 million was to be invested over time by the other members of PAA for a total capitalization of $11 million. Although WQN became entitled to elect 3 of the 5 members of PAA’s Board of Managers, control over PAA’s day-to-day activities was exercised by PAA’s chief executive officer.

Pursuant to the Securities Purchase Agreement, WQN made capital contributions to PAA aggregating approximately $3.6 million during 2005. In the course of its review of various documents relating to certain real estate investments purportedly entered into by the former chief executive officer of PAA, WQN discovered certain irregularities. On February 2, 2006, WQN caused the Board of Managers of PAA to remove said chief executive officer and appoint Scott W. Hartman as the interim chief executive officer of PAA and David S. Montoya as the interim chief financial officer of PAA. The new management of PAA has met with various persons with whom the former chief executive officer of PAA had business dealings and discovered that a number of the transactions in which PAA was purportedly involved were in fact not conducted. As a result of these discoveries, WQN has taken a write-down for 2005 in the amount of $2,577,001. In addition, since Cross Country was also an investor in PAA, a portion of the activity that WQN recorded on its investment in Cross Country in 2005 was attributable to PAA.

  On February 9, 2006, WQN commenced litigation against Mark C. Hotton, the former chief executive officer of PAA, and certain other persons and entities, seeking the return of the monies involved in the transactions that the Company alleges were not conducted at PAA. On February 14, 2006, the Supreme Court of the State of New York issued an Order to Show Cause with Temporary Restraining Order against Mr. Hotton and certain others.

On May 17, 2006, WQN, Inc., a Delaware corporation, (“WQN”) and its wholly-owned subsidiary Park Ave. Assoc. LLC, a Delaware limited liability company (“Park Ave. Delaware’) entered into a Settlement Agreement (the "Settlement Agreement"), by and among WQN, Park Ave. Delaware (WQN and Park Ave. Delaware are collectively referred to as the “WQN Parties” or the “Company”), Mark C. Hotton (“Hotton”), 154TH Street Corp. (“154TH Street”), Pioneer Ventures LLC (“Pioneer”), The Rising Child Foundation (“Rising Child”), Mark C. Hotton Trust (the “Hotton Trust”), Mark C. Hotton Living Trust (the “Hotton Living Trust”), Edward Johnson (“Johnson”), Park Ave. Assoc. LLC, a New Jersey limited liability company (“Park Ave. New Jersey”) (Hotton, 154th Street, Pioneer, Rising Child, the Hotton Trust, the Hotton Living Trust, Johnson and Park Ave. New Jersey are collectively referred to as the “Hotton Parties”) and certain other parties.

The Hotton Parties will pay to the Company the agreed upon sum of $2,000,000 as follows: $1,000,000 upon the release of the Eastern District Funds (defined below); and $1,000,000 in installments over a period of 18 months as follows: (i) $150,000 on or before the 6 month anniversary of the date of the Settlement Agreement; (ii) $150,000 dollars on or before the 9 month anniversary of the date of the Settlement Agreement; (iii) $150,000 on or before the 1 year anniversary of the date of the Settlement Agreement; (iv) $275,000 on or before the 15 month anniversary of the date of the Settlement Agreement; and (v) $275,000 on or before the 18 month anniversary of the date of the Settlement Agreement. “Eastern District Funds” means certain monies deposited into an interest bearing account with the United States District Court, Eastern District of New York, with respect to a lawsuit pending in such court by and among Spina, Hotton, WQN and certain other parties. Contemporaneous with the entry into the Settlement Agreement, certain lawsuits involving various parties to the Settlement Agreement were dismissed with prejudice and the parties entered into general releases with each other. The Eastern District Funds were released to WQN on May 19, 2006. Settlement amounts are recorded as receivables from settlements as of December 31, 2005 for $2,145,914 and WQN’s capital balance in Cross Country of $1,854,086 at December 31, 2005. The Company holds investments and receivables totaling $4,000,000 at December 31, 2005 related to the Settlement Agreement and the Cross Country Agreement. The $1,000,000 installment receivable is fully reserved because collectability is uncertain.

On May 17, 2006, WQN and PAA (PAA collectively with WQN, the “WQN Parties”) entered into an agreement (the “Cross Country Agreement”), with E. Denton Jones (“Jones”) and Cross Country (Jones and Cross Country are collectively referred to as the “Jones Parties”). Pursuant to the Cross Country Agreement, WQN completely withdrew its investment in Cross Country Capital Partners, LP. Cross Country will transfer to WQN as the return of its capital (“Return of Capital”), the sum of two million eight hundred fifty thousand dollars ($2,850,000). The Return of Capital shall be made to WQN in the following manner: (i) by the payment on the earlier of the closing of the Enabling Mortgages (as defined in the Cross Country Agreement) and August 16, 2006, of the sum of $200,000 in cash; and (ii) by the transfer within ten (10) business days of date of the Cross Country Agreement, of restricted shares of VOIP, Inc. common stock (the “Stock”); the number of shares of the Stock shall be equal to the quotient whereby (i) the numerator is $2,650,000 and (ii) the denominator is the volume weighted average price of the Stock for the five (5) trading days preceding the date of the Cross Country Agreement. The terms of the Cross Country Agreement also provide that the parties enter into general releases with each other. E. Denton Jones is a director of WQN. Prior to May 17, 2006 Cross Country had returned $150,000 in cash to WQN.

Below are summarized financial data for SeaView and Cross Country individually and combined.

December 31, 2005

	SeaView	Cross Country	Combined
Total Assets	$5,946,447	$5,874,416	$11,820,863
Total Liabilities	217,451	3,047,464	3,264,915
Partners’ Capital	5,728,996	2,826,952	8,555,948

Investment income / (loss)	$157,500	$(654,183)	$(496,683)
Expenses	(2,502,777)	(955,776)	(3,458,553)
Net decrease in partners’ capital resulting from operations	$(2,345,277)	$(1,609,959)	$(3,955,236)

December 31, 2004

	SeaView	Cross Country	Combined
Total Assets	$—	$4,423,502	$4,423,502
Total Liabilities	—	28,381	28,381
Partners’ Capital	—	4,395,121	4,395,121

Investment income	$—	$100,258	$100,258
Expenses	—	(228,866)	(228,866)
Net decrease in partners’ capital resulting from operations	$—	$(128,608)	$(128,608)

5. Notes Receivable

In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. and received as a component of the purchase price a promissory note for $700,000 repayable in twenty-four consecutive monthly payments of $29,167 plus interest. During 2005 and 2004, the Company received principal and interest payments of $369,678 and $159,290, respectively and the balance of the promissory note and accrued interest was $204,167 and $554,167 of which $204,167 and $350,000 was current, as of December 31, 2005 and 2004 respectively.

In connection with an agreement and plan of merger with Ntera Holding Inc. that was not completed, the Company received a note from Ntera in the principal amount of $2,000,000 bearing interest of 7% per annum. The balance of the note and accrued interest at December 31, 2004 was $2,058,679. The full amount of the loan and accrued interest was repaid in installments during 2005.

Also, during 2005, in connection with the sale of the telephony business and related assets to VoIP, Inc, the Company received from VoIP, Inc. a convertible note in the amount of $3,700,000. During 2005 the Company did not receive any principal or interest payments and the balance of the note and accrued interest was $3,755,956 at December 31, 2005.

6. Accrued Expenses

     Accrued expenses consisting of the following:

	Year ended December 31,
	2005	2004

Legal and Professional	$155,000	$—
Management Fees	70,208	—
Other accrued expenses	185,649	71,797

	$410,857	$71,797

7. Short Term Debt

On November 10, 2005, WQN, Inc. secured a revolving credit agreement (“RCA”) from North Fork Bank for up to $10,000,000 for purposes of working capital. Loans under the RCA have a term of one or two years, at the option of our company, from the date of drawdown. WQN, Inc. also holds the option to select an interest rate that equals North Fork Bank’s floating prime or 150 basis points over 30-Day LIBOR. At December 31, 2005, approximately $3.6 million had been drawn from this RCA, which amount was collateralized by a pledge of approximately $3.8 million in cash held in a North Fork Bank account. On March 2, 2006, WQN repaid the outstanding balance on the RCA by utilizing the pledged cash. As a result, WQN will not be able to make further drawdowns on the RCA unless it is able to post additional collateral. The purpose of this line of credit was to establish an ongoing relationship with the bank.

8. Related Party Transactions

On June 27, 2005, WQN committed to invest $10,000,000, effective December 8, 2004, in SeaView Mezzanine Fund LP (“SeaView”), a private equity limited partnership and has invested $2,300,000, as a limited partner, as of December 31, 2005. Under the terms of the limited partnership agreement, WQN is treated as if it were a limited partner as of December 8, 2004. WQN has an approximately 28% limited partnership interest in SeaView. SeaView invests in mezzanine securities in a diversified portfolio of small to mid-size companies. Scott Hartman, our Chief Executive Officer and a director, David S. Montoya, our Chief Financial Officer and a director, Robert Farmer, a director, and an affiliate of E. Denton Jones, a director, each hold a financial interest in the general partner of SeaView.

In November 2004, WQN invested $3 million in Cross Country Capital Partners, L.P. (“Cross Country”), a partnership managed by an affiliate of E. Denton Jones, a director of WQN. WQN has an approximately 66% limited partnership interest in Cross Country. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Among other investments, Cross Country has substantial investments in VoIP and PAA.

We entered into a management agreement with WQNI Management Group LLC (f/k/a WQNI Capital Advisors, LLC) (“WQNI Management”) in October 2005. WQNI Management is a Delaware limited liability company formed solely for the purpose of providing management services to us. Scott W. Hartman, B. Michael Adler, E. Denton Jones and David S. Montoya, who are four of our directors and certain of our officers, comprise all of the managing members of WQNI Management. Each of them, or their affiliates, own 25% of WQNI Management. The material elements of our management agreement are summarized below. The statements that follow are subject to and qualified in their entirety by reference to all of the provisions of the management agreement, a form of which has been incorporated by reference as an exhibit to this Form 10-KSB.

The management agreement defines our manager’s duties and responsibilities as follows: (i) to provide us with suitable experienced professionals to enable us to conduct our operations; (ii) to provide us an office facility within the New York City metropolitan area to enable us to conduct our business operations, including furnishing such office with office equipment (including computers and software) and furniture suitable to enable us to conduct our business operations and all janitorial service, utility service, local and long distance telephone, high speed internet connections and fax service, and other similar services necessary to the conduct of such operations; and (iii) to seek suitable investment opportunities and manage our investment policy; perform our day-to-day investment and business operations; provide investment advice; and prepare and disseminate all necessary reports and financial statements to our management and board of directors.

Without the written approval of our board of directors, WQNI Management shall not commit, or enter into any agreement, on our behalf with respect to: (i) the incurrence any indebtedness for borrowed money; (ii) any investment by us, other than the investment of cash in short-term permitted investments in the ordinary course of business; or (iii) any other material contract.

WQNI Management is responsible for the payment of: (i) the compensation of all employees of WQNI Management; and (ii) the costs of providing services under the management agreement to us, except for those expenses described below, including office expenses, travel, business development, office and equipment rental, bookkeeping and the development, underwriting, due diligence, investigation and monitoring of investments. We pay all of our other expenses directly, including our legal fees, audit expenses, directors and officers insurance, other expenses related to being a public company and direct transaction expenses.

In consideration for the services provided to us by WQNI Management, we have agreed to pay to WQNI Management the following consideration: (i) one-half of one percent (.5%) of Total Assets (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements at the end of the fiscal quarter immediately preceding the payment date (the “Base Management Fee”); and (ii) an incentive fee equal to 20% of the excess, if any, of our Net Investment Income (as defined below) for each of our fiscal quarters that exceeds the Priority Return (as defined below), payable on May 15, August 15, November 15 and March 31, based on our financial statements determined in accordance with generally accepted accounting principles, consistently applied, at the end of the fiscal quarter immediately preceding the payment date (the “Incentive Fee”); and (iii) an incentive fee (“Capital Gains Fee”) equal to 20% of our net Realized Capital Gains (Realized Capital Gains (as defined below) less Realized Capital Losses (as defined below)) on a cumulative basis for each of our fiscal years following October 11, 2005, minus any Unrealized Capital Depreciation (as defined below) at the end of such fiscal year and minus the aggregate amount of all Capital Gains Fees paid to WQNI Management in our prior fiscal years, payable on April 15 of each year based on our audited financial statements for our prior fiscal year; provided, however, that no Capital Gains Fees shall be paid to WQNI Management with respect to our investment in SeaView.

As used herein, the following terms have the following meanings: (i) “Total Assets” means the amount of our gross assets as set forth on our applicable financial statements at the end of the fiscal quarter immediately preceding the payment date, as determined in accordance with generally accepted accounting principles, consistently applied; provided, however, that in computing Total Assets the gross book value with respect to our investment in SeaView shall be excluded from the calculation of Total Assets; (ii) “Net Investment Income” shall mean our interest income, dividend income, and any other income (including any other fees such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies or investments) which are collected during the fiscal quarter of our company; minus our operating expenses for the fiscal quarter (including the Base Management Fee and any interest expense, but excluding the Incentive Fee and the Capital Gains Fee); provided, however, that any Net Investment Income with respect to the our investment in SeaView shall be excluded from the calculation of Net Investment Income. Net Investment Income does not include Realized Capital Gains, Realized Capital Losses or Unrealized Capital Depreciation; (iii) “Priority Return” means a rate equal to 1.5% (6% annualized) of the our Total Assets; (iv) “Realized Capital Gains” on each of our investments will be calculated as the excess of the net amount realized from the sale or other disposition of such investment over the original cost of the investment (less any Unrealized Capital Depreciation with respect to such investment which was deducted with respect to the payment of any Capital Gains Fees in any prior fiscal year); (v) “Realized Capital Losses” on each of our investments will be calculated as the amount by which the net amount realized from the sale or other disposition of such investment is less than the original cost of such investment; and (vi) “Unrealized Capital Depreciation” on each of our investments will be calculated as the amount by which the original cost of such investment exceeds the fair value of such investment as of the end of a fiscal year of the Company.

The management agreement has a ten year term and is scheduled to expire on October 11, 2015. We may not terminate the management agreement earlier except upon the occurrence of any of the following events: (i) our total assets (as defined in the management agreement) for two consecutive fiscal quarters are not at least equal to 60% of our total assets on October 11, 2005 which were approximately $15million (ii) E. Denton Jones, B. Michael Adler, David S. Montoya or Scott W. Hartman withdraw as members of the management company, other than as a result of death or disability; or (iii) either Mr. Hartman or Mr. Montoya voluntarily terminates their employment with us.

Upon the occurrence of any such triggering event, we may terminate the management agreement upon written notice to WQNI Management within 30 days following the occurrence of such event.

In addition, either we or WQNI Management may terminate the management agreement upon written notice to the breaching party following the occurrence of a material breach of the management agreement by the other party if either: (i) the material breach relates to the failure to pay amounts due under the management agreement and such breach continues unremedied for 10 days after notice; or (ii) the other party materially breaches the terms of the management agreement and such breach continues unremedied for 30 days after notice.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2005	2004
Deferred tax assets/(liability):
Property and equipment	$—	$21,265
Capital loss carry forward	—	195,941
Unrealized loss on investments	2,670,721	—
Other	1,922	66,162
Net operating loss carry forwards	8,141,581	9,281,128
Total deferred tax assets	10,814,224	9,564,496
Valuation allowance	(10,814,224)	(9,564,496)
Net deferred tax assets	$—	$—

     The Company has U.S. net operating loss carry forwards of approximately $22,022,000 as of December 31, 2005. The 2005 decrease in net operating loss carry forwards resulted from a portion of the loss being consumed by the gain recognized by the Company on its sale of its VoIP Assets. The Company has not recognized a deferred tax asset in the accompanying balance sheets due to the uncertainty of future realization. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. For purposes of computing its deferred tax assets for each of the 2004 and 2005 tax years, the Company has used an assumed combined federal and state tax rate of 36.97%. During 2004 and 2005, the valuation allowance increased by approximately $83,000 and $300,000, respectively. If unused, accumulated net operating losses expire as follows: 2019 - $758,000; 2020 - $4,628,000; 2021 - $8,210,000; 2022 - $3,828,000; 2023 - $4,598,000.

10. Stockholders’ Equity

Common and Preferred Stock

     The Company’s authorized share capital consists of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share.

Warrants

     At December 31, 2005 and 2004, the Company had outstanding warrants to purchase 10,000 and 414,775 shares of its common stock, respectively. These warrants expire in July 2006 and have a weighted average exercise price of $13.00 per share. At March 31, 2006, warrants for 10,000 shares remain outstanding. At December 31, 2005, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company’s directors to acquire 100,000 shares of common stock; warrants granted to representatives of the Company’s underwriters in connection with the Company’s initial public offering to acquire 275,000 shares of common stock; and warrants granted to various service providers and others to acquire 39,775 shares of common stock. In 2004, we issued warrants to purchase 40,000 shares of our common stock to a privately held company in connection with a distribution and marketing agreement.

Stock Options

     The Company has stock option plans (the “Plans”) under which the Company may grant Directors and key employees options to purchase up to 2,250,000 shares of the Company’s common stock at an amount at least equal to the fair value of the Company’s common stock on the date of grant. The exercise and vesting period of each option is determined by the Company’s Board of Directors, but no option shall have a term longer than 10 years. Options granted under the Plans are non-qualified stock options. The following table summarizes the employee stock option transactions for the years ended December 31, 2005 and 2004 under the Plans:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2003	901,914	$3.93
Granted	265,500	2.65
Exercised	(275,996)	2.51
Cancelled	(38,434)	2.10

Outstanding at December 31, 2004	852,984	$4.11
Granted	970,000	1.67
Exercised	(48,000)	0.45
Cancelled	(172,495)	2.76

Outstanding at December 31, 2005	1,602,489	$2.90
Options exercisable:
December 31, 2004	662,486	$4.57

December 31, 2005	955,823	$3.73

    A summary of stock options under the Plans outstanding as of December 31, 2005 are as follows:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Prices	Shares	Life (years)	Price	Shares	Price

$0.00 -0.99	2,000	0.75	$0.01	2,000	$0.01
1.00 - 1.99	1,050,000	9.12	1.67	403,334	1.69
2.00 - 2.99	349,155	0.75	2.20	349,155	2.20
3.00 - 5.99	100,000	0.96	3.75	100,000	3.75
13.00 - 19.99	95,000	0.92	16.87	95,000	16.87
20.00 - 24.99	6,334	0.75	22.06	6,334	22.06

11. Contingencies

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

On February 9, 2006, WQN commenced litigation against Mark C. Hotton, the former chief executive officer of PAA, and certain other persons and entities, seeking the return of the monies involved in the transactions that the Company alleges were improperly conducted at PAA. On February 14, 2006, the Supreme Court of the State of New York issued an Order to Show Cause with Temporary Restraining Order against Mr. Hotton and certain others.

On May 17, 2006, WQN, Inc., a Delaware corporation, (“WQN”) and its wholly-owned subsidiary Park Ave. Assoc. LLC, a Delaware limited liability company (“Park Ave. Delaware’) entered into a Settlement Agreement (the "Settlement Agreement"), by and among WQN, Park Ave. Delaware (WQN and Park Ave. Delaware are collectively referred to as the “WQN Parties” or the “Company”), Mark C. Hotton (“Hotton”), 154TH Street Corp. (“154TH Street”), Pioneer Ventures LLC (“Pioneer”), The Rising Child Foundation (“Rising Child”), Mark C. Hotton Trust (the “Hotton Trust”), Mark C. Hotton Living Trust (the “Hotton Living Trust”), Edward Johnson (“Johnson”), Park Ave. Assoc. LLC, a New Jersey limited liability company (“Park Ave. New Jersey”) (Hotton, 154th Street, Pioneer, Rising Child, the Hotton Trust, the Hotton Living Trust, Johnson and Park Ave. New Jersey are collectively referred to as the “Hotton Parties”) and certain other parties.

The Hotton Parties will pay to the Company the agreed upon sum of $2,000,000 as follows: $1,000,000 upon the release of the Eastern District Funds (defined below); and $1,000,000 in installments over a period of 18 months as follows: (i) $150,000 on or before the 6 month anniversary of the date of the Settlement Agreement; (ii) $150,000 dollars on or before the 9 month anniversary of the date of the Settlement Agreement; (iii) $150,000 on or before the 1 year anniversary of the date of the Settlement Agreement; (iv) $275,000 on or before the 15 month anniversary of the date of the Settlement Agreement; and (v) $275,000 on or before the 18 month anniversary of the date of the Settlement Agreement. “Eastern District Funds” means certain monies deposited into an interest bearing account with the United States District Court, Eastern District of New York, with respect to a lawsuit pending in such court by and among Spina, Hotton, WQN and certain other parties. Contemporaneous with the entry into the Settlement Agreement, certain lawsuits involving various parties to the Settlement Agreement were dismissed with prejudice and the parties entered into general releases with each other. The Eastern District Funds were released to WQN on May 19, 2006.

WQN is currently involved as the defendant and counter-claimant in an arbitration dispute styled: Dr. Alex Parsinia v. WQN, Inc. (f/k/a World Quest Networks, Inc.); Arbitration before the International Institute for Conflict Prevention and Resolution. The dispute arises from an Asset Transfer Agreement and Addendum thereto that WQN entered into in 2003. The transferor, Dr. Alex Parsinia, claims that WQN breached the Asset Transfer Agreement. WQN claims that Dr. Parsinia breached the agreement, converted WQN’s proprietary information, and committed fraud. Pursuant to the Asset Transfer Agreement and Addendum thereto, WQN and Dr. Parsinia will arbitrate their claims before the International Institute for Conflict Prevention and Resolution in Dallas, Texas. WQN believes the transferor’s claims are without merit. At this point in time the amount of damages, if any, is not known and management does not believe it will be material.

WQN is also in the initial stages of responding to a second matter involving Dr. Parsinia. This second matter has been asserted by Hossein Haghighi in the form of a letter demand dated March 8, 2006. Mr. Haghighi claims that WQN is liable for damages he sustained as a result of a business transaction with Dr. Parsinia. He claims that he purchased calling cards from Dr. Parsinia of SuperTel that turned out to be defective and unusable. WQN has requested additional information from Mr. Haghighi’s attorney regarding the claim, however, no response has been received as of May 30, 2006. It is unclear when Mr. Haghighi’s claim arose and therefore, WQN’s potential liability for this matter is also unclear as facts pertinent to issues of liability and successor liability are currently unknown.

12. Commitments

Our executive offices are located in New York, New York, where we are provided workspace of approximately 2,500 square feet under a management services agreement. The lease for the space expires in November 2010. We also have office space in Dallas, Texas at a monthly rental of approximately $10,400 which we partially sublet to VoIP, Inc for $5,000 per month. Such lease expires August 31, 2006. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.